Form 10QSB
period 1996-06-30
FIELDCREST CORP
filed 1996-08-14
CIK 870227

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  33-37751-D


                                 FIELDCREST CORP.
               ______________________________________________________
               (Exact name of registrant as specified in its charter)

           Delaware                                    84-1130229
_______________________________          __________________________________
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

1717 NW Jolie Place, Portland, Oregon                             97229
___________________________________________________________________________
 (Address of principal executive offices)                       (Zip  Code)

                               (503) 626-3739
________________________________________________________________________________
                 (Registrant's telephone number, including area code)

                               Not Applicable
________________________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ___        ___


    Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                                                        Shares  Outstanding
            Class of Securities                           at July 31, 1996
            ___________________                         ___________________

            Common Stock, par value $.00001 per share        38,429,000


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___

                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         Accountants' Disclaimer of Opinion .......................  3

         Balance Sheet ............................................  4

         Statements of Loss and Accumulated Deficit ...............  5

         Statements of Cash Flows .................................  6

         Notes to Financial Statements ............................  7

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ............8-9


PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K. ....................... 10

         Signatures .............................................. 11

The Board of Directors
Fieldcrest Corp.


The accompanying balance sheets of Fieldcrest Corp. (a development stage company) as of June 30, 1996 and the related statements of operations and cash flows for the period then ended were not audited by us and, accordingly, we do not express an opinion on them


Aurora, Colorado
July 29, 1996

                                                COMISKEY & COMPANY
                                                PROFESSIONAL CORPORATION

                                 Fieldcrest Corp.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                 June 30, 1996


      ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                $  4,987
                                                             --------
       Total current assets                                     4,987
                                                             --------
       TOTAL ASSETS                                          $  4,987
                                                             ========


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                         $  1,300
    Accounts payable - related party                              300
                                                             --------
       Total current liabilities                                1,600

STOCKHOLDERS' EQUITY
    Preferred stock, $0.00001 par value; 20,000,000
      shares authorized; no shares issued and
      outstanding                                                   -
    Common stock, $0.00001 par value; 500,000,000
      shares authorized; 38,429,000 shares issued
      and outstanding                                             384
    Additional paid-in capital                                 31,530
    Deficit accumulated during the development
      stage                                                   (28,527)
                                                              -------
       Total stockholders' equity                               3,387
                                                              -------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 4,987
                                                              =======

    The accompanying notes are an integral part of the financial statements
                                       4

                                Fieldcrest Corp.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                Period
                                December 1,
                                1989
                                (Inception)           For the three months
                                to June 30,           ended June 30,
                                1996                     1996          1995
                                -------------        ------------  ------------

REVENUES
   Investment income            $       2,711        $          -  $          -
                                -------------        ------------  ------------
EXPENSES
   General & administrative            30,362               1,726           451
   Amortization                           876                   -             -
                                -------------        ------------  ------------
     Total expenses                    31,238               1,726           451
                                -------------        ------------  ------------
NET LOSS                              (28,527)             (1,726)         (451)

Accumulated deficit
   Balance, beginning of period             -             (26,801)      (23,003)
                                -------------        ------------  ------------
   Balance, end of period       $     (28,527)       $    (28,527) $    (23,454)
                                =============        ============  ============
NET LOSS PER SHARE              $        (NIL)       $       (NIL) $       (NIL)
                                =============        ============  ============
WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING             37,689,274          38,429,000    36,629,000
                                =============        ============  ============

    The accompanying notes are an integral part of the financial statements.
                                       5

                                Fieldcrest Corp.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 Period
                                 December 1,
                                 1989
                                 (Inception)           For the three months
                                 to June 30,           ended June 30,
                                 1996                     1996          1995
                                 -------------        ------------  ------------

CASH FLOWS FROM OPERATING
        ACTIVITIES

  Net loss                       $     (28,527)       $     (1,726) $       (451)
  Adjustments to reconcile
    net loss to net cash used
    by operating activities:
      Amortization                         876                   -             -
      Increase (decrease) in
        accounts payable                 1,300                 960        (1,111)
      Increase in accounts
        payable - related party            300                  85            58
                                 -------------        ------------  ------------
    Net cash used by
         operating activities          (26,051)               (681)        (1,504)

CASH FLOWS FROM INVESTING
        ACTIVITIES
  Increase in organizational
    costs                                 (876)                  -             -
                                 -------------        ------------  ------------
    Net cash used by investing
         activities                       (876)                  -             -

CASH FLOWS FROM FINANCING
        ACTIVITIES
  Issuance of common stock              77,370                   -             -
  Deferred offering costs paid         (26,016)                  -             -
  Statutory escrow contribution        (19,440)                  -             -
                                 -------------        ------------  ------------
    Net cash provided by financing
         activities                     31,914                   -             -
                                 -------------        ------------  ------------
NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS             4,987                (681)       (1,504)

CASH AND CASH EQUIVALENTS,
        BEGINNING OF PERIOD                  -               5,668         1,553
                                 -------------        ------------  ------------
CASH AND CASH EQUIVALENTS,
        END OF PERIOD            $       4,987        $      4,987  $         49


    The accompanying notes are an integral part of the financial statements
                                       6

[FN]

                               Fieldcrest Corp.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 1996
                                 (Unaudited)



1. Management's representation of interim financial information
   ------------------------------------------------------------
   The accompanying financial statements have been prepared by Fieldcrest
   Corp. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at March 31, 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Liquidity and Capital Resources

     Fieldcrest Corp (the "Company") completed the initial public offering of its securities in August of 1991, receiving gross proceeds of $47,250. Total costs of the offering amounted to $26,016. The net proceeds of the offering, therefore, amounted to $21,234.

Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $19,440 of that amount was deposited into escrow. By law, funds may not be released from the escrow until such time as the Company shall devote to an identified business an amount equal to or greater than 50% of the gross proceeds of the offering. Moreover, the escrowed funds were to be distributed pro rata to the then holders of shares of common stock purchased in the offering (the "Shares") upon the second anniversary of the effective date of the Company's prospectus, unless the escrow was extended by a majority vote of the holders of those Shares. The escrow could not, in any event, be extended beyond a period of four years from the effective date of the Company's prospectus (February 12, 1991).

     The Company had not, as of the fourth anniversary of the effective date of the prospectus (February 12, 1995), enter into any arrangement to satisfy the condition to release the escrowed funds. Accordingly, management distributed the escrowed funds to the holders of Shares on a pro rata basis in the last quarter of fiscal 1995.

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering and a minimal amount of inside capitalization funds, and the distribution of escrowed funds as described in the preceding paragraph. As of June 30, 1996, the Company had on deposit $4,987.

     The Company's cash resources are expected to be adequate to cover its anticipated needs for the remainder of fiscal 1997, unless the Company identifies and pursues, in a significant manner, a business opportunity during fiscal 1997, in which case, the Company is likely to incur significant additional expenses. The Company expects to meet such expenses by seeking to have payment of them deferred until after the combination shall have been consummated or, in the alternative, by obtaining further additional capital contributions or loans from the Company's founding stockholders.

Should the Company Fail to complete a business combination before the end of the fiscal year ended March 31, 1997, the Company expects to meet its future expenses by obtaining additional capital from the Company's founding stockholders as described above.

Results of Operations

     The net loss for the first quarter of the fiscal year ended March 31, 1997 is more than the loss experienced in the same period of the preceding year. The Company experienced net losses of $1,726 and $451, respectively, during the quarters ended June 30, 1996 and 1995. The increase in expenses and the resulting increase in net loss is attributable primarily to the timing of invoices and professional services performed and management does not believe this reflects a trend toward increased expenses.

                             PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits

                None

         (b)    Reports on Form 8-K

                None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-QSB to be signed on its behalf by the undersigned, duly authorized.

Date:  August 14, 1996                      FIELDCREST CORP.

                                            By:/s/ Heather Zane Anderson
                                               -------------------------
                                               Heather Zane Anderson, President