Form 10QSB
period 1996-09-30
FIELDCREST CORP
filed 1996-11-22
CIK 870227

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                                                        Shares  Outstanding
            Class of Securities                           at September 30, 1996
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

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ............8-9


PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K. ....................... 10

         Signatures .............................................. 11

The Board of Directors
Fieldcrest Corp.


The accompanying balance sheets of Fieldcrest Corp. (a development stage company) as of September 30, 1996 and the related statements of operations and cash flows for the period then ended were not audited by us and, accordingly, we do not express an opinion on them


Aurora, Colorado
October 29, 1996

                                                COMISKEY & COMPANY
                                                PROFESSIONAL CORPORATION

                                 Fieldcrest Corp.
                         (A Development Stage Company)
                                 BALANCE SHEET
                              September 30, 1996


      ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                $  3,358
                                                             --------
       Total current assets                                     3,358
                                                             --------
       TOTAL ASSETS                                          $  3,358
                                                             ========


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                         $    455
    Accounts payable - related party                              168
                                                             --------
       Total current liabilities                                  623

STOCKHOLDERS' EQUITY
    Preferred stock, $0.00001 par value; 20,000,000
      shares authorized; no shares issued and
      outstanding                                                   -
    Common stock, $0.00001 par value; 500,000,000
      shares authorized; 38,429,000 shares issued
      and outstanding                                             384
    Additional paid-in capital                                 31,530
    Deficit accumulated during the development
      stage                                                   (29,179)
                                                              -------
       Total stockholders' equity                               2,735
                                                              -------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 3,358
                                                              =======

    The accompanying notes are an integral part of the financial statements
                                       4

                                Fieldcrest Corp.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                    Period
                    December
                    1, 1989
                    (Inception)
                    to September    For the three months       For the six months
                        30,         ended September 30,        ended September 30,
                       1996          1996          1995         1996          1995
                    ----------    ----------    ----------   ----------    ---------

REVENUES
 Investment
  income           $     2,711   $         -   $         -  $         -   $        -
                    ----------    ----------    ----------   ----------    ---------
EXPENSES
 General &
  administrative        31,014           652         1,927        2,378        2,378
 Amortization              876             -             -            -            -
                    ----------    ----------    ----------   ----------    ---------
  Total expenses        31,890           652         1,927        2,378        2,378
                    ----------    ----------    ----------   ----------    ---------
NET LOSS               (29,179)         (652)       (1,927)      (2,378)      (2,378)
Acccumulated deficit
 Balance, beginning
  of period                  -       (28,527)      (23,454)     (26,801)     (23,003)
                    ----------    ----------    ----------   ----------    ---------
 Balance, end
  of period         $  (29,179)   $  (29,179)  $   (25,381) $   (29,179)  $  (25,381)
                    ==========    ==========    ==========   ==========    =========
NET LOSS PER SHARE  $     (NIL)   $     (NIL)  $      (NIL) $     (NIL)  $     (NIL)
                    ==========    ==========    ==========   ==========    =========
WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING        34,555,611    38,429,000    37,229,000   38,011,466    36,706,917
                    ==========    ==========    ==========   ==========    ==========
        The accompanying notes are an integral part of the financial statements.
                                              5

                                Fieldcrest Corp.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 Period
                                 December 1,
                                 1989
                                 (Inception)           For the six months
                                 to September 30,      ended September 30,
                                 1996                     1996          1995
                                 -------------        ------------  ------------

CASH FLOWS FROM OPERATING
        ACTIVITIES

  Net loss                       $     (29,179)       $     (2,378) $     (2,378)
  Adjustments to reconcile
    net loss to net cash used
    by operating activities:
      Amortization                         876                   -             -
      Increase (decrease) in
        accounts payable                   455                 115        (1,072)
      Increase in accounts
        payable - related party            168                 (47)          159
      Increase in stock
        subscriptions receivable             -                   -        (1,000)
                                 -------------        ------------  ------------
    Net cash used by
         operating activities          (27,680)             (2,310)       (4,291)

CASH FLOWS FROM INVESTING
        ACTIVITIES
  Increase in organizational
    costs                                 (876)                  -             -
                                 -------------        ------------  ------------
    Net cash used by investing
         activities                       (876)                  -             -

CASH FLOWS FROM FINANCING
        ACTIVITIES
  Issuance of common stock              77,370                   -         3,000
  Deferred offering costs paid         (26,016)                  -             -
  Statutory escrow contribution        (19,440)                  -             -
                                 -------------        ------------  ------------
    Net cash provided by financing
         activities                     31,914                   -         3,000
                                 -------------        ------------  ------------
NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS             3,358              (2,310)       (1,291)

CASH AND CASH EQUIVALENTS,
        BEGINNING OF PERIOD                  -               5,668         1,553
                                 -------------        ------------  ------------
CASH AND CASH EQUIVALENTS,
        END OF PERIOD            $       3,358        $      3,358  $        262
                                 =============        ============  ============

    The accompanying notes are an integral part of the financial statements
                                       6

[FN]

                               Fieldcrest Corp.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 1996
                                (Unaudited)



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

Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $19,440 of that amount was deposited into escrow. By law, funds could not be released from the escrow until such time as the Company devoted to an identified business an amount equal to or greater than 50% of the gross proceeds of the offering. Moreover, the escrowed funds were to be distributed pro rata to the then holders of shares of common stock purchased in the offering (the "Shares") upon the second anniversary of the effective date of the Company's prospectus, unless the escrow was extended by a majority vote of the holders of those Shares. The escrow could not, in any event, be extended beyond a period of four years from the effective date of the Company's prospectus (February 12, 1991).

     The Company had not, as of the fourth anniversary of the effective date of the prospectus (February 12, 1995), enter into any arrangement to satisfy the condition to release the escrowed funds. Accordingly, management distributed the escrowed funds to the holders of Shares on a pro rata basis in the last quarter of fiscal 1995.

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering and a minimal amount of inside capitalization funds, and the distribution of escrowed funds as described in the preceding paragraph. As of September 30, 1996, the Company had on deposit $3,358.

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

Results of Operations

     The net loss experienced in the six monthes ended September 30, 1996 is the same as the loss experienced in the same period of the preceding year. The expenses incurred by the Company during the six month period ended September 30, 1996 and 1995, respectively, consist of general and administrative expenses, including professional services provided in connection with the Company's compliance under the Securities Exchange Act of 1934.

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

Date:  November 11, 1996                      FIELDCREST CORP.

                                            By:/s/ Heather Zane Anderson
                                               -------------------------
                                               Heather Zane Anderson, President