Form 10KSB
period 1997-03-31
FIELDCREST CORP
filed 1997-06-30
CIK 870227

CONFORMED COPY

                            FORM 10-KSB

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1997

       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________


Commission file number 33-37751-D


                          FIELDCREST CORP.
---------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

            Delaware                             84-1130229
-----------------------------------------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)

2111 Canyon Crest Avenue, San Ramon, California            94583
---------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                         (503) 626-3739
-----------------------------------------------------------
       (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes   X           No
    -----            -----
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of May 31, 1997, the aggregate market value of the 14,867,000 shares of voting stock held by non-affiliates of the registrant was approximately $148,670.

The number of shares outstanding of the registrant's only class of common stock, as of May 31, 1997, was 38,429,000.

Registration Statement 33-37751-D, as amended, is incorporated into
Part I of this Report.

Exhibit Index is located at Page 11.

PART I

ITEM 1.   BUSINESS

General

Fieldcrest Corp. (the "Registrant" or the "Company") was incorporated in 1989 under the laws of the State of Delaware for the primary purpose of seeking out acquisitions of properties, businesses, or merger candidates, without limitation as to the nature of the business operations or geographic area of the acquisition candidate. From its inception through August of 1991, however, the Company's activities were directed primarily toward the obtaining of capital with which to pursue the business plan summarized in the preceding sentence.

In August of 1991, the Company completed the initial public offering of its securities (the "Offering"). The Offering raised gross proceeds of $47,250 upon the sale of 4,725,000 units of the Company's securities. Such units consisted of common stock and common stock purchase warrants.

Following the completion of its Offering, the Company began the process of identification and evaluation of prospective acquisition candidates. That process has included the solicitation of information from a variety of sources within the general financial community as well as from contacts established by management. The process is described more fully in the Company's Registration Statement, which is incorporated herein by this reference.

Pursuant to the Colorado Securities Act, $19,440 of the proceeds of the Offering was deposited into an escrow account. The funds were to be released to the Company only upon satisfaction of the condition (the "Escrow Condition") that at least fifty per cent of the gross proceeds of the Offering be committed to one or more specific lines of business by no later than the fourth anniversary of the effective date of the Company's prospectus. The Escrow Condition had not been satisfied as of the fourth anniversary, or by February 12, 1995, and, accordingly, the Company distributed those funds pro rata to those persons who were owners of the shares of common stock purchased in the Offering. See "Liquidity and Capital Resources" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in Part II, below.

Employees

The Company has no full time employees. Its sole executive officer devotes as much time as is necessary to conduct the Company's business. See "Item 11. Executive Compensation."


ITEM 2.   PROPERTIES

The Company has been provided office space in the home of its President. The Company pays no rent for such space.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any threatened or pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1997.


PART II


ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

To the best of management's knowledge, the Company's units and common stock were listed for trading on the Nasdaq Electronic Bulletin Board in the first calendar quarter of 1996. Since the date of its listing the only bid price for common stock, as reported by the Company's principal market maker, has been $.01.

At May 31, 1997, the Company had approximately 30 shareholders of record. The Company has not paid any dividends on its common stock and does not expect to pay a cash dividend in the foreseeable future.


ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company completed the initial public offering of its securities in August of 1991, receiving gross proceeds of $47,250. Total costs of the offering amounted to $26,016. The net proceeds of the offering, therefore, amounted to $21,234.

Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $19,440 of that amount was deposited into escrow. By law, funds could not be released from the escrow to the Company until such time as the Company devoted to an identified business an amount equal to or greater than 50% of the gross proceeds of the offering. Moreover, the escrowed funds were to be distributed pro rata to the then holders of shares of common stock purchased in the offering (the "Shares") upon the second anniversary of the effective date of the Company's prospectus, unless the escrow was extended by a majority vote of the holders of those Shares. The escrow could not, in any event, be extended beyond a period of four years from the effective date of the Company's prospectus (February 12, 1991).

The Company had not, as of the fourth anniversary of the effective date of the prospectus (February 12, 1995), entered into any arrangement that would satisfy the condition to the release of the escrowed funds. Accordingly, management has distributed the escrowed funds to the holder of Shares on a pro rata basis.

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering, a minimal amount of inside capitalization funds, and the distribution of escrowed funds as described in the preceding paragraph. As of March 31, 1997, the Company had on deposit unrestricted cash of $1,673 available for use.

Following an analysis of the Company's year-end financial condition, management has determined that the Company's liquid assets will not be sufficient to meet the Company's needs for the fiscal year ending March 31, 1998. The perceived needs fall into two categories. First, there was a need to pay the Company's current liabilities of $235 at year end. Second, an evaluation of the Company's historical operating costs along with an anticipated reduction of certain expenses in the current year showed that an aggregate of approximately $3,500 could be expected to be needed to cover the Company's reporting obligations under the Securities Exchange Act of 1934, as amended, and the Company's other general and administrative expenses for the 1998 fiscal year.

Thus, management determined that the Company needs an aggregate of approximately $3,700 in cash during the year ending March 31, 1998, to cover current liabilities and anticipated expenditures.

As a result, the Company's cash resources are projected to be inadequate to cover its anticipated needs for the current year. In response to this shortage, to obtain the additional cash resources potentially required for the 1998 fiscal year, the Company expects to seek capital in the form of equity contributions or loans from its founding stockholders. The Company, however, does not have any formal arrangements under which such financing would be available.

Should the Company fail to complete a business combination before the end of fiscal 1998, the Company expects to meet its future expenses by obtaining additional capital from the Company's founding stockholders as described above.

Except as described above, the Company anticipates that its capital needs will be minimal until it shall have identified a business opportunity with which to combine. In pursuing a combination transaction, however, the Company is likely to incur significant additional expenses. The Company expects to meet such expenses by seeking to have payment of them deferred until after the combination shall have been consummated or, in the alternative, by obtaining further additional capital contributions or loans from the Company's founding stockholders.

Results of Operations

Year Ended March 31, 1997. During the fiscal year ended March 31, 1997, the Company engaged in no significant operations. The only expenses incurred during the year consisted of general and administrative expenses in the amount of $3,675 and no revenues were received by the Company during the year. Accordingly, the Company realized a net loss of $3,675 during the year.

Year Ended March 31, 1996. During the fiscal year ended March 31, 1996, the Company engaged in no significant operations. The only expenses incurred during the year consisted of general and administrative expenses in the amount of $3,798 and no revenues were received by the Company during the year. Accordingly, the Company realized a net loss of $3,798 during the year.

Period from Inception. From inception through March 31, 1997, the Company generated total income consisting of $2,711 in interest income, and incurred non-offering-related expenses consisting of amortization of organizational costs totaling $876, and general and administrative expenses totaling $32,311. As a result, the Company realized a net loss of $30,476 during the period from inception through March 31, 1997.


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

This information is presented as a separate section of this report beginning on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 11, 1994, Levine, Hughes & Mithuen, Inc. ("Levine") notified the Company of its decision to decline to stand for re-election as the Company's principal accountant for fiscal 1996 and thereupon, on the same date, the Company engaged Comiskey & Company Professional
Corporation ("Comiskey") as its principal accountant.

Levine acted as the Company's auditor for the fiscal years ended March 31, 1992, 1993 and 1994.

In connection with the audits for the Company's fiscal years ended March 31, 1993 and 1994, and for the subsequent interim periods preceding the engagement of Comiskey as the Company's auditor, there has been no disagreement between the Company and Levine concerning accounting principles or practices, financial statement disclosures, or auditing scope or procedures which would have caused Levine to make a reference to the subject matter of the disagreement in connection with its reports.

In connection with the audits for the Company's fiscal years ended March 31, 1993 and 1994, the reports by Levine relating to the financial statements of the Company did not contain an adverse opinion or a disclaimer of opinion, nor were the reports qualified or modified as to audit scope, accounting principles, or uncertainty.

The decision to engage Comiskey has been recommended and approved by the Company's directors.

No event of the types listed in paragraphs (a)(1)(v)(A) through (D) of
Section 229.304 of the Securities Exchange Act of 1934 (the "1934 Act") occurred for the fiscal years ended March 31, 1993 and 1994, or for the subsequent interim periods prior to the engagement of Comiskey as auditors for the Company.



PART III


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers of the Company

The sole director and executive officer of the Company, her age, positions held in the Company, and duration as such, are as follows:

             Name           Age        Positions held and Tenure
    ---------------------  -----  --------------------------------
    Heather Zane Anderson    38   President, Secretary, Treasurer,
                                  and sole Director since December 1989

Certain Significant Employees

No persons other than the executive officer listed above are considered to be significant employees.

Family Relationships

There are no family relationships between the Company's sole executive officer and director and any other person associated with the Company.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of the Company's sole executive officer and director, indicating her principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Biographical Information

Heather Zane Anderson. Ms. Anderson has served as the sole officer and director of the Company since December of 1989.

Ms. Anderson has been engaged in the private practice of law since 1983. She has concentrated her practice in the areas of corporation and securities law, and mergers and acquisitions, since 1986. From July 1988 until August 1991, Ms. Anderson was an attorney for the Denver, Colorado firm of Pred and Miller. Ms. Anderson established her own firm in Denver in August 1991 and currently acts as general corporate and securities counsel for a number of private and public corporations. In May 1994, Ms. Anderson relocated her firm to Portland, Oregon, and joined the Portland firm of Farleigh, Wada & Witt, P.C., in an Of Counsel capacity. As of March 1997, Ms.
Anderson has ended her affiliation with the Portland firm and relocated to San Ramon, California where she is currently unemployed.

Ms. Anderson received a B.A. degree from the University of Kansas in 1980, and a Juris Doctor degree from the University of Kansas School of Law in 1983.


ITEM 10.   EXECUTIVE COMPENSATION

(a)  Cash Compensation

Since inception, no executive officer of the Company received cash compensation other than reimbursement of expenses incurred on behalf of the Company. See "Item 13. Certain Relationships and Related
Transactions."

(b)  Compensation Pursuant to Plans

         None.

(c)  Other Compensation

         None.

(d)  Compensation of Directors

         None.

(e)  Termination of Employment and Change of Control Arrangements

         None.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a) & (b)  Security Ownership of Certain Beneficial Owners and Management

As of May 31, 1997, the persons listed in the table set forth below were known by the Company to own or control beneficially more than five percent of its outstanding common stock, par value $.00001 per share, its only class of outstanding securities.


Name and Address of               Number of Shares       Percentage
  Beneficial Owner               Owned Beneficially       of Class
----------------------         ----------------------   ------------
Ronald J. Miller                     9,826,000               25.6%
300 High Street
Denver, CO  80218

Susan K. Sundsvold                   9,028,000 (i)           23.5%
5121 South Ironton Way
Englewood, CO  80111

Heather Zane Anderson*               4,708,000               12.3%
2111 Canyon Crest Avenue
San Ramon, CA  94583

Robert Neece                         2,792,000                7.3%
303 E. Seventeenth Ave.
Suite 800
Denver, CO  80203

Underwood Family Partners, Ltd.      2,200,000                5.7%
7025 South Andes Circle
Aurora, CO  80016

Frank L. Kramer                      2,100,000                5.5%
3127 Ramshorn Dr.
Castle Rock, CO 80104

All directors and
executive officers                   4,708,000               12.3%

(i) - Includes 408,000 shares held by spouse

(c)  Changes in Control

The Company knows of no arrangement or understanding the operation of which may at a subsequent date result in a change of control of the Company.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been since inception no transactions, or series of transactions, nor are there any currently proposed transactions, or series of the same to which the Company is a party, in which the amount involved exceeds $60,000 and in which to the knowledge of the Company any director, executive officer, nominee, five per cent shareholder or any member of the immediate family of the foregoing persons have or will have a direct or indirect material interest.


PART IV


ITEM 13.   EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES AND REPORTS ON
FORM 8-K

(a)  Financial Statements and Schedules

The following Financial Statements are filed as part of this report:

Report of Comiskey & Company Professional Corporation       F-1
Balance Sheet, March 31, 1997                               F-2
Statements of Operations, Fiscal Years Ended
   March 31, 1997 and 1996, and Period December 1,
   1989 (inception) to March 31, 1997                       F-3
Statement of Stockholders' Equity, Period
   December 1, 1989 (inception) to March 31, 1997           F-4
Statements of Cash Flows, Fiscal Years Ended
   March 31, 1997 and 1996, and Period December 1,
   1989 (inception) to March 31, 1997                       F-5
Notes to Financial Statements                               F-6-8

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended March 31, 1997.

(c)  Exhibits

The following Exhibits are filed with this report:

     Name of Exhibit

(3.1) Certificate of Incorporation, incorporated by reference to Registration Statement No. 33-37751-D, effective February 12, 1991

(3.2) Bylaws, incorporated by reference to Registration Statement No. 33-37751-D, effective February 12, 1991

(4.1)  Rights of Stockholders (included in 3.1 and 3.2 above)

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, duly authorized.

Date:  June 28, 1997              FIELDCREST CORP.



                                  By: /s/ Heather Zane Anderson
                                     ----------------------------
                                     Heather Zane Anderson, President





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Principal Executive Officer, the Principal Financial Officer and a majority of the Board of Directors on behalf of the Registrant and in the capacities and on the dates indicated.

Name                        Title                       Date
------------------------    -------------------         --------------


/s/ Heather Zane Anderson
-------------------------
Heather Zane Anderson       President, Secretary,       June 28, 1997
                            Treasurer, and Sole Director





Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders.

SIGNATURES



No annual report or proxy materials have been sent to security holders.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors
Fieldcrest Corp.

We have audited the accompanying balance sheet of Fieldcrest Corp. (a development stage company), as of March 31, 1997, and the related statements of operations, cash flows, and stockholders' equity (deficit) for the years ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fieldcrest Corp. as of March 31, 1997, and the results of its operations and its cash flows for each of the two years then ended, and for the period from inception (December 1, 1989) to March 31, 1997, in conformity with generally accepted accounting principles.


As discussed in Note 5, there is substantial doubt about the Company's ability to continue as a going concern. The Company has minimal working capital with which to fund its activities and evaluate merger candidates. Management's plans with respect to funding future operations are also discussed in Note 5. These financial statements do not include any adjustments which may be necessary if the Company is unable to continue in existence.


Aurora, Colorado
June 18, 1997


                                                           COMISKEY & COMPANY
                                                     PROFESSIONAL CORPORATION

                            Fieldcrest Corp.
                    (A Development Stage Company)
                             BALANCE SHEET
                            March 31, 1997
                              (Audited)


       ASSETS

 CURRENT ASSETS
        Cash and cash equivalents                                $  1,673
                                                                 --------
       Total current assets                                         1,673
                                                                 --------
       TOTAL ASSETS                                              $  1,673
                                                                 ========


       LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
        Accounts payable                                         $     50
        Accounts payable - related party                              185
                                                                 --------
       Total current liabilities                                      235

 STOCKHOLDERS' EQUITY
        Preferred stock, $0.00001 par value; 20,000,000
           shares authorized; no shares issued and
           outstanding                                                  -
        Common stock, $0.00001 par value; 500,000,000
           shares authorized; 38,429,000 shares issued
 .         and outstanding                                            384
        Additional paid-in capital                                 31,530
        Deficit accumulated during the development
           stage                                                  (30,476)
                                                                 --------
       Total stockholders' equity                                   1,438
                                                                 --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  1,673
                                                                 ========


    The accompanying notes are an integral part of the financial statements.
                                       F-2

                                 Fieldcrest Corp.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Audited)

                                          Period
                                          December 1, 1989
                                          (Inception)
                                          to March 31,            March 31,
                                          1997                 1997         1996
                                          ----------------   --------     --------

REVENUES
  Investment income                       $          2,711   $     -      $     -
                                          ----------------   --------     --------

EXPENSES
  General & administrative                          32,311     3,675        3,798
  Amortization                                         876         -            -
                                          ----------------   --------     --------

    Total expenses                                  33,187     3,675        3,798
                                          ----------------   --------     --------

NET LOSS                                           (30,476)   (3,675)      (3,798)

Accumulated deficit

  Balance, beginning of period                           -   (26,801)     (23,003)
                                          ----------------   --------     --------

  Balance, end of period                  $        (30,476) $(30,476)    $(26,801)

                                          ================   ========     ========

NET LOSS PER SHARE                        $           (NIL) $   (NIL)    $   (NIL)

                                          ================   ========     ========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                            34,818,946   38,429,000   37,240,507

                                          ================   ==========   ==========


     The accompanying notes are an integral part of the financial statements.
                                       F-3

                                 Fieldcrest Corp.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                         Deficit       Total
                                                                         accumulated   stock-
                                    Common Stock            Additional   during the    holders'
                                    Number of               paid-in      development   equity
                                    shares         Amount   capital      stage         (deficit)
                                    ------------   ------   ----------   -----------   ---------
Issuance of common stock for cash:
  8/20/90 at $0.00019 per share      4,000,000     $  40     $    710    $      -      $    750
  8/21/90 at $0.00025 per share      8,000,000        80        1,920           -         2,000
  8/21/90 at $0.00075 per share      2,000,000        20        1,480           -         1,500
  8/23/90 at $0.00025 per share      8,000,000        80        1,920           -         2,000
  8/29/90 at $0.00100 per share      1,400,000        14        1,386           -         1,400

  9/10/90 at $0.00025 per share      2,600,000        26          624           -           650
  9/11/90 at $0.00067 per share      1,500,000        15          985           -         1,000
  9/13/90 at $0.00040 per share        500,000         5          195           -           200
  8/29/90 at $0.00100 per share      2,000,000        20        1,480           -         1,500

 Net loss for the period 12/1/89
  (inception) to 3/31/91                     -         -            -        (399)         (399)
                                    ----------     -----     --------    --------      --------
 Balance at 3/31/91                 30,000,000       300       10,700        (399)       10,601

 Issuance of common stock for cash:
  8/8/91 at $0.01000 per share       4,725,000        47       47,803           -        47,850

 Deferred offering costs                     -         -      (26,016)          -       (26,016)

 Net loss for the year ended 3/31/92         -         -            -      (3,120)       (3,120)
                                    ----------     -----     --------    --------      --------
 Balance at 3/31/92                 34,725,000       347       32,487      (3,519)       29,315

 Net loss for the year ended 3/31/93         -         -            -      (5,666)       (5,666)
                                    ----------     -----     --------    --------      --------
 Balance at 3/31/92                 34,725,000       347       32,487      (9,185)       23,649

 Issuance of common stock for cash:
  6/30/93 at $0.00500 per share      1,200,000        12        5,988           -         6,000

 Net loss for the year ended 3/31/94         -         -            -      (7,817)       (7,817)
                                    ----------     -----     --------    --------      --------
 Balance at 3/31/94                 35,925,000       359       38,475     (17,002)       21,832

 Issuance of common stock for cash:
  8/15/94 at $0.00500 per share        204,000         2        1,018           -         1,020
  11/23/94 at $0.00500 per share       500,000         5        2,495           -         2,500

 Refund of investors' monies held in
  Escrow                                     -         -      (19,440)          -       (19,440)

 Net loss for the year ended 3/31/95         -         -            -      (6,001)       (6,001)
                                    ----------     -----     --------    --------      --------
 Balance at 3/31/95                 36,629,000       366       22,548     (23,003)          (89)

 Issuance of common stock for cash:
  7/13/95 at $0.00500 per share        600,000         6        2,994           -         3,000
  2/5/95 at $0.00500 per share       1,200,000        12        5,988           -         6,000

 Net loss for the year ended 3/31/96         -         -            -      (3,798)       (3,798)
                                    ----------     -----     --------    --------      --------
 Balance at 3/31/96                 38,429,000       384       31,530     (26,801)        5,113

 Net loss for the year ended 3/31/97         -         -            -      (3,675)       (3,675)
                                    ----------     -----     --------    --------      --------
 Balance at 3/31/97                 38,429,000     $ 384     $ 31,530    $(30,476)     $  1,438

     The accompanying notes are an integral part of the financial statements.
                                       F-4

                                      Fieldcrest Corp.
                               (A Development Stage Company)
                                  STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                          Period
                                          December 1, 1989
                                          (Inception)
                                          to March 31,               March 31,
                                          1997                    1997       1996
                                          ----------------      --------   --------
BALANCES
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                $        (30,476)    $  (3,675) $  (3,798)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
     Amortization                                      876             -          -
     Increase (decrease) in accounts
      payable                                           50          (290)    (1,086)
     Increase in accounts payable - related
      party                                            185           (30)        (1)
                                          ----------------      --------   --------
   Net cash used by operating
    activities                                     (29,365)       (3,995)    (4,885)

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in organizational costs                    (876)            -          -
                                          ----------------      --------   --------
   Net cash used by investing activities              (876)            -          -

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                          77,370             -      9,000
  Deferred offering costs paid                     (26,016)            -          -
  Statutory escrow contribution                    (19,440)            -          -
                                          ----------------      --------   --------
   Net cash provided by financing
    activities                                      31,914             -      9,000
                                          ----------------      --------   --------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                               1,673        (3,995)     4,115

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                    -         5,668      1,553
                                          ----------------      --------   --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                           $          1,673     $   1,673  $   5,668
                                          ================      ========   ========


       The accompanying notes are an integral part of the financial statements.
                                       F-5

                                   Fieldcrest Corp.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                   March 31, 1997

1.  Summary of Significant Accounting Policies

Development Stage Company

Fieldcrest Corp. (the "Company") was incorporated under the laws of the State of Delaware on December 1, 1989.

The Company has been in the development stage since inception, as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts, raising capital, and investigating business opportunities. The Company's year end is March 31. It has no full-time employees and owns no real property. The Company intends to seek out and take advantage of business opportunities that may have potential for profit and, to that end, intends to acquire properties or businesses, or a controlling interest therein. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

The Company currently does not own any properties or an interest in any business. Moreover, it has not identified any properties or business opportunities that it shall seek to acquire, has no understanding or arrangement to acquire any properties or business interests, and has not identified any specific geographical area, industry, or type of business in which it intends to operate.

Organization Costs

Organization costs have been amortized over a 60-month period using the straight-line method.

Loss per Share

Loss per share has been computed using the weighted average number of shares outstanding.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

2.  Stockholders' Equity

Issuance of Common Stock

The Company's Certificate of Incorporation authorizes the issuance of 500,000,000 shares of common stock with a par value of $0.00001 per share. Each record holder of common stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. Cumulative voting for the election of directors is not permitted by the Certificate of Incorporation.

In June 1993, the Company sold, in a private placement, an aggregate of 1,200,000 shares of its restricted common stock to four existing stockholders for a total of $6,000.

On August 15, 1994, the Company sold to its sole officer 204,000 shares of its $0.00001 par value common stock for $1,020 cash.

During November 1994, the Company sold to three existing stockholders, an additional 500,000 shares of its $0.00001 par value common stock for $2,500 cash.

On July 13, 1995, the Company sold to existing stockholders, 600,000 shares of its $0.00001 par value common stock for $2,000 cash, and $1,000 in subscription receivable which was paid on November 9, 1995.

On February 5, 1996, the Company sold to existing stockholders, 1,200,000 shares of its $0.00001 par value common stock for $6,000 cash.

Preferred Stock

The Company's Certificate of Incorporation authorizes the issuance of 20,000,000 shares of preferred stock, par value of $0.00001 per share. The Board of Directors of the Company is authorized to issue preferred stock from time to time in series and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between the series, and to allow for the conversion of preferred stock into common stock. No preferred stock has been issued by the Company.

Public Offering

On August 20, 1991, the Company completed its initial public offering after selling 4,725,000 units of its common stock and warrants. Each unit consists of one share of common stock, one Class A warrant and one Class B warrant. Each Class A warrant and each Class B warrant will be exercisable for one share of common stock at a price of $0.08 per share and $0.10 per share, respectively, any time through February 12, 1998 and may be transferred separately from the common stock. The Company may redeem the warrants at a price of $0.00001 per warrant upon 30 days' written notice, reduce the exercise price, or indefinitely extend the exercise period of the warrants. At March 31, 1997, no warrants have been exercised.

The Company received net proceeds from the offering of $21,234 after deducting offering costs of $26,016, of which $19,440 was subsequently refunded in 1995 to stockholders in accordance with Colorado Securities laws.

The Company also received $600 from the offering for the sale of its Class A and Class B warrants to existing stockholders.

3.  Related Party Transactions

The Company presently maintains its offices at the home of its President for which it pays no rent, and for which it does not anticipate paying rent in the future.

The Company paid Pred and Miller, its former securities counsel, a total of $14,957 in connection with the public offering of the Company's common stock. Additionally, three of the Company's stockholders (Heather Zane Anderson, Ronald J. Miller, and Robert Neece) were associated with the firm of Pred and Miller as either an associate attorney or partner. During July 1991, the law firm of Pred and Miller was dissolved and the Company retained the law firm of Robert Neece, P.C. During June 1992, Robert Neece joined Burns, Wall, Smith and Mueller, P.C. The Company paid Burns, Wall, Smith and Mueller, P.C. $170 and $-0- for legal services provided during fiscal years 1997 and 1996, respectively.

During 1996, the costs reimbursed to the office of Heather Zane Anderson (a stockholder of the Company) amounted to $225, with an additional $185, included in related party accounts payable, due at March 31, 1997.

In the event the Company successfully completes the acquisition of a business opportunity, the Board of Directors may award a finder's fee to an officer or affiliate of the Company, or to a third party, if the acquisition is originated due to his or her efforts. The fee would be paid in stock only and not cash.

As of March 31, 1997, the Company's sole officer and director owns and controls 4,708,000 shares of the Company's common stock, representing approximately 12% of the Company's issued and outstanding common stock.

4.  Income Taxes

The Company has net operating loss carryforwards of approximately $30,500 which expire between 2005 and 2011. The carryforwards may be limited or prohibited upon a reorganization or change in corporate ownership. The approximate income tax benefit from these carryforwards, totaling $5,900, has been offset by a valuation allowance. The valuation allowance increased by $800 for the year ended March 31, 1997.

5.  Going Concern

There is substantial doubt about the Company's ability to continue as a going concern. The Company has minimal working capital with which to fund its activities and evaluate merger candidates. Management's plans to alleviate these conditions include selling stock in private placements to, or obtaining loans from, its existing stockholders.