Form 10QSB
period 1997-06-30
FIELDCREST CORP
filed 1997-08-19
CIK 870227

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  33-37751-D


                                 FIELDCREST CORP.
               ______________________________________________________
               (Exact name of registrant as specified in its charter)

           Delaware                                    84-1130229
_______________________________          __________________________________
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

2111 Canyon Crest Avenue, San Ramon, California                  94583
___________________________________________________________________________
 (Address of principal executive offices)                       (Zip  Code)

                               (510) 735-0952
________________________________________________________________________________
                 (Registrant's telephone number, including area code)

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

                                                        Shares  Outstanding
            Class of Securities                           at July 31, 1997
            ___________________                         ___________________

            Common Stock, par value $.00001 per share        38,429,000


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___

                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         Accountants' Disclaimer of Opinion .......................  3

         Balance Sheet ............................................  4

         Statements of Operations .................................  5

         Statements of Cash Flows .................................  6

         Notes to Financial Statements ............................  7

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ............8-9


PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K. ....................... 10

         Signatures .............................................. 11

The Board of Directors
Fieldcrest Corp.


The accompanying balance sheets of Fieldcrest Corp. (a development stage company) as of June 30, 1997 and the related statements of operations and cash flows for the period then ended were not audited by us and, accordingly, we do not express an opinion on them


Aurora, Colorado
August 15, 1997

                                                COMISKEY & COMPANY
                                                PROFESSIONAL CORPORATION

                                 Fieldcrest Corp.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                 June 30, 1997


      ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                $  1,673
                                                             --------
       Total current assets                                     1,673
                                                             --------
       TOTAL ASSETS                                          $  1,673
                                                             ========


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                         $    162
    Accounts payable - related party                              185
                                                             --------
       Total current liabilities                                  347

STOCKHOLDERS' EQUITY
    Preferred stock, $0.00001 par value; 20,000,000
      shares authorized; no shares issued and
      outstanding                                                   -
    Common stock, $0.00001 par value; 500,000,000
      shares authorized; 38,429,000 shares issued
      and outstanding                                             384
    Additional paid-in capital                                 31,530
    Deficit accumulated during the development
      stage                                                   (30,588)
                                                              -------
       Total stockholders' equity                               1,326
                                                              -------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 1,673
                                                              =======

    The accompanying notes are an integral part of the financial statements
                                       4

                                Fieldcrest Corp.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                Period
                                December 1,
                                1989
                                (Inception)           For the three months
                                to June 30,           ended June 30,
                                1997                     1997          1996
                                -------------        ------------  ------------

REVENUES
   Investment income            $       2,711        $          -  $          -
                                -------------        ------------  ------------
EXPENSES
   General & administrative            32,423                 112         1,726
   Amortization                           876                   -             -
                                -------------        ------------  ------------
     Total expenses                    33,299                 112         1,726
                                -------------        ------------  ------------
NET LOSS                              (30,588)               (112)       (1,726)

Accumulated deficit
   Balance, beginning of period             -             (30,476)      (26,801)
                                -------------        ------------  ------------
   Balance, end of period       $     (30,588)       $    (30,588) $    (28,527)
                                =============        ============  ============
NET LOSS PER SHARE              $        (NIL)       $       (NIL) $       (NIL)
                                =============        ============  ============
WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING             34,937,632          38,429,000    38,429,000
                                =============        ============  ============

    The accompanying notes are an integral part of the financial statements.
                                       5

                                Fieldcrest Corp.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 Period
                                 December 1,
                                 1989
                                 (Inception)           For the three months
                                 to June 30,           ended June 30,
                                 1997                     1997          1996
                                 -------------        ------------  ------------

CASH FLOWS FROM OPERATING
        ACTIVITIES

  Net loss                       $     (30,588)       $       (112) $    (1,726)
  Adjustments to reconcile
    net loss to net cash used
    by operating activities:
      Amortization                         876                   -            -
      Increase (decrease) in
        accounts payable                   162                 112          960
      Increase in accounts
        payable - related party            185                   -           85
                                 -------------        ------------  -----------
    Net cash used by
         operating activities          (29,365)                  -         (681)

CASH FLOWS FROM INVESTING
        ACTIVITIES
  Increase in organizational
    costs                                 (876)                  -            -
                                 -------------        ------------  -----------
    Net cash used by investing
         activities                       (876)                  -            -

CASH FLOWS FROM FINANCING
        ACTIVITIES
  Issuance of common stock              77,370                   -            -
  Deferred offering costs paid         (26,016)                  -            -
  Statutory escrow contribution        (19,440)                  -            -
                                 -------------        ------------  -----------
    Net cash provided by financing
         activities                     31,914                   -            -
                                 -------------        ------------  -----------
NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS             1,673                   -         (681)

CASH AND CASH EQUIVALENTS,
        BEGINNING OF PERIOD                  -               1,673        5,668
                                 -------------        ------------  -----------
CASH AND CASH EQUIVALENTS,
        END OF PERIOD            $       1,673        $      1,673  $     4,987
                                  ============         ===========   ==========

    The accompanying notes are an integral part of the financial statements
                                       6

[FN]

                               Fieldcrest Corp.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 1997
                                 (Unaudited)



1. Management's representation of interim financial information
   ------------------------------------------------------------
   The accompanying financial statements have been prepared by Fieldcrest
   Corp. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at March 31, 1997.

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering and a minimal amount of inside capitalization funds, and the distribution of escrowed funds as described in the preceding paragraph. As of June 30, 1997, the Company had on deposit $1,673.

     The Company's cash resources are not expected to be adequate to cover its anticipated needs for the remainder of fiscal 1997, and should the Company identify and pursue, in a significant manner, a business opportunity during fiscal 1997, the Company is likely to incur significant additional expenses. The Company expects to meet such expenses by seeking to have payment of them deferred until after the combination shall have been consummated or, in the alternative, by obtaining further additional capital contributions or loans from the Company's founding stockholders.

Should the Company fail to complete a business combination before the end of the fiscal year ended March 31, 1998, the Company expects to meet its future expenses by obtaining additional capital from the Company's founding stockholders as described above.

Results of Operations

     The net loss for the first quarter of the fiscal year ended March 31, 1998 is less than the loss experienced in the same period of the preceding year. The Company experienced net losses of $112 and $1,726, respectively, during the quarters ended June 30, 1997 and 1996. The decrease in expenses and the resulting decrease in net loss is attributable primarily to the timing of invoices and professional services performed and management does not believe this reflects a trend toward decreased expenses.

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

Date:  August 19, 1997                      FIELDCREST CORP.

                                            By:/s/ Heather Zane Anderson
                                               -------------------------
                                               Heather Zane Anderson, President