Form 10QSB
period 1997-09-30
FIELDCREST CORP
filed 1997-11-19
CIK 870227

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                                                        Shares  Outstanding
            Class of Securities                         at September 30, 1997
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

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ............8-9


PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K. ....................... 10

         Signatures .............................................. 11

The Board of Directors
Fieldcrest Corp.


The accompanying balance sheets of Fieldcrest Corp. (a development stage company) as of September 30, 1997 and the related statements of operations and cash flows for the period then ended were not audited by us and, accordingly, we do not express an opinion on them


Denver, Colorado
November 11, 1997

                                                COMISKEY & COMPANY
                                                PROFESSIONAL CORPORATION

                                 Fieldcrest Corp.
                         (A Development Stage Company)
                                 BALANCE SHEET
                              September 30, 1997


      ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                $    223
                                                             --------
       Total current assets                                       223
                                                             --------
       TOTAL ASSETS                                          $    223
                                                             ========


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                         $    855
    Accounts payable - related party                              185
                                                             --------
       Total current liabilities                                1,040

STOCKHOLDERS' EQUITY
    Preferred stock, $0.00001 par value; 20,000,000
      shares authorized; no shares issued and
      outstanding                                                   -
    Common stock, $0.00001 par value; 500,000,000
      shares authorized; 38,429,000 shares issued
      and outstanding                                             384
    Additional paid-in capital                                 31,530
    Deficit accumulated during the development
      stage                                                   (32,731)
                                                              -------
       Total stockholders' equity                                (817)
                                                              -------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $   223
                                                              =======

    The accompanying notes are an integral part of the financial statements
                                       4

                                Fieldcrest Corp.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                              Period
                              December 1,
                              1989
                              (Inception)         For the three months       For the six months
                              to September 30,    ended September 30,        ended September 30,
                              1997                   1997         1996         1997        1996
                              -------------       ----------   ----------   ----------   ---------

REVENUES
 Investment income          $       2,711      $         -   $         -  $         -   $        -
                            -------------       ----------    ----------   ----------    ---------
EXPENSES
 General & administrative          34,566            2,143           652        2,255        2,378
 Amortization                         876                -             -            -            -
                            -------------       ----------    ----------   ----------    ---------
   Total expenses                  35,442            2,143           652        2,255        2,378
                            -------------       ----------    ----------   ----------    ---------
NET LOSS                          (32,731)          (2,143)         (652)      (2,255)      (2,378)
Acccumulated deficit
   Balance, beginning of
     period                             -          (30,588)      (28,527)     (30,476)     (26,801)
                            -------------       ----------    ----------   ----------    ---------
   Balance, end of
     period                 $     (32,731)     $   (32,731)  $   (29,179) $   (32,731)  $  (29,179)
                            =============       ==========    ==========   ==========    =========
NET LOSS PER SHARE          $        (NIL)     $      (NIL)  $      (NIL) $      (NIL)  $     (NIL)
                            =============       ==========    ==========   ==========    =========
WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING         34,937,632       38,429,000    38,429,000   38,429,000    38,011,466
                            =============       ==========    ==========   ==========    ==========
           The accompanying notes are an integral part of the financial statements.
                                              5

                                Fieldcrest Corp.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 Period
                                 December 1,
                                 1989
                                 (Inception)           For the six months
                                 to September 30,      ended September 30,
                                 1997                     1997          1996
                                 -------------        ------------  ------------

CASH FLOWS FROM OPERATING
        ACTIVITIES

  Net loss                       $     (32,731)       $     (2,255) $     (2,378)
  Adjustments to reconcile
    net loss to net cash used
    by operating activities:
      Amortization                         876                   -             -
      Increase (decrease) in
        accounts payable                   855                 805           115
      Increase in accounts
        payable - related party            185                   -           (47)
                                 -------------        ------------  ------------
    Net cash used by
         operating activities          (30,815)             (1,450)       (2,310)

CASH FLOWS FROM INVESTING
        ACTIVITIES
  Increase in organizational
    costs                                 (876)                  -             -
                                 -------------        ------------  ------------
    Net cash used by investing
         activities                       (876)                  -             -

CASH FLOWS FROM FINANCING
        ACTIVITIES
  Issuance of common stock              77,370                   -             -
  Deferred offering costs paid         (26,016)                  -             -
  Statutory escrow contribution        (19,440)                  -             -
                                 -------------        ------------  ------------
    Net cash provided by financing
         activities                     31,914                   -             -
                                 -------------        ------------  ------------
NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS               223              (1,450)       (2,310)

CASH AND CASH EQUIVALENTS,
        BEGINNING OF PERIOD                  -               1,673         5,668
                                 -------------        ------------  ------------
CASH AND CASH EQUIVALENTS,
        END OF PERIOD            $         223        $        223  $       3,358
                                 =============        ============  ============

    The accompanying notes are an integral part of the financial statements
                                       6

[FN]

                               Fieldcrest Corp.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 1997
                                (Unaudited)



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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering and a minimal amount of inside capitalization funds, and the distribution of escrowed funds as described in the preceding paragraph. As of September 30, 1997, the Company had on deposit $223.

     The Company's cash resources are not expected to be adequate to cover its anticipated needs for the remainder of fiscal 1997. The Company expects to meet its expenses by obtaining capital contributions or loans from the Company's founding stockholders.

Results of Operations

     The net loss experienced in the six months ended September 30, 1997 and 1996 were $2,255 and $2,378, respectively. The expenses incurred by the Company during the six month period ended September 30, 1997 and 1996, respectively, consist of general and administrative expenses, including professional services provided in connection with the Company's compliance under the Securities Exchange Act of 1934.

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

Date:  November 15, 1997                      FIELDCREST CORP.

                                            By:/s/ Heather Zane Anderson
                                               -------------------------
                                               Heather Zane Anderson, President