Form 10QSB
period 1997-12-31
FIELDCREST CORP
filed 1998-02-17
CIK 870227

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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

                                                        Shares  Outstanding
            Class of Securities                         at December 31, 1997
            ___________________                         ___________________

            Common Stock, par value $.00001 per share        39,429,000


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

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ............8-9


PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K. ....................... 10

         Signatures .............................................. 11

The Board of Directors
Fieldcrest Corp.


The accompanying balance sheets of Fieldcrest Corp. (a development stage company) as of December 31, 1997 and the related statements of operations and cash flows for the period then ended were not audited by us and, accordingly, we do not express an opinion on them


Denver, Colorado
February 9, 1998

                                                COMISKEY & COMPANY
                                                PROFESSIONAL CORPORATION

                                 Fieldcrest Corp.
                         (A Development Stage Company)
                                 BALANCE SHEET
                              December 31, 1997


      ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                $  3,998
                                                             --------
       Total current assets                                     3,998
                                                             --------
       TOTAL ASSETS                                          $  3,998
                                                             ========


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                         $    233
    Accounts payable - related party                              181
                                                             --------
       Total current liabilities                                  414

STOCKHOLDERS' EQUITY
    Preferred stock, $0.00001 par value; 20,000,000
      shares authorized; no shares issued and
      outstanding                                                   -
    Common stock, $0.00001 par value; 500,000,000
      shares authorized; 39,429,000 shares issued
      and outstanding                                             394
    Additional paid-in capital                                 36,520
    Deficit accumulated during the development
      stage                                                   (33,330)
                                                              -------
       Total stockholders' equity                               3,584
                                                              -------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 3,998
                                                              =======

    The accompanying notes are an integral part of the financial statements
                                       4

                                Fieldcrest Corp.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                              Period
                              December 1,
                              1989
                              (Inception)        For the three months       For the nine months
                              to December 31,    ended December 31,         ended December 31,
                              1997                   1997         1996         1997        1996
                              -------------      ----------   ----------   ----------  ---------

REVENUES
 Investment income          $       2,711     $         -   $         -  $         -  $        -
                            -------------      ----------    ----------   ----------   ---------
EXPENSES
 General & administrative          35,165             599           671        2,854       3,049
 Amortization                         876               -             -            -           -
                            -------------      ----------    ----------   ----------   ---------
   Total expenses                  36,041             599           671        2,854       3,049
                            -------------      ----------    ----------   ----------   ---------
NET LOSS                          (33,330)           (599)         (671)      (2,854)     (3,049)
Acccumulated deficit
   Balance, beginning of
     period                             -         (32,731)      (29,179)     (30,476)    (26,801)
                            -------------      ----------    ----------   ----------   ---------
   Balance, end of
     period                 $     (33,330)    $   (33,330)  $   (29,850) $   (33,330) $  (29,850)
                            =============      ==========    ==========   ==========   =========
NET LOSS PER SHARE          $        (NIL)    $      (NIL)  $      (NIL) $      (NIL) $     (NIL)
                            =============      ==========    ==========   ==========   =========
WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING         34,937,632      39,429,000    38,429,000   38,597,219   38,313,932
                            =============      ==========    ==========   ==========   ==========
           The accompanying notes are an integral part of the financial statements.
                                              5

                                Fieldcrest Corp.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 Period
                                 December 1,
                                 1989
                                 (Inception)           For the nine months
                                 to December 31,       ended December 31,
                                 1997                     1997          1996
                                 -------------        ------------  ------------

CASH FLOWS FROM OPERATING
        ACTIVITIES

  Net loss                       $     (33,330)       $     (2,854) $     (3,049)
  Adjustments to reconcile
    net loss to net cash used
    by operating activities:
      Amortization                         876                   -             -
      Increase (decrease) in
        accounts payable                   233                 183           243
      Increase in accounts
        payable - related party            185                  (4)          (45)
                                 -------------        ------------  ------------
    Net cash used by
         operating activities          (32,040)             (2,675)       (2,851)

CASH FLOWS FROM INVESTING
        ACTIVITIES
  Increase in organizational
    costs                                 (876)                  -             -
                                 -------------        ------------  ------------
    Net cash used by investing
         activities                       (876)                  -             -

CASH FLOWS FROM FINANCING
        ACTIVITIES
  Issuance of common stock              82,370               5,000             -
  Deferred offering costs paid         (26,016)                  -             -
  Statutory escrow contribution        (19,440)                  -             -
                                 -------------        ------------  ------------
    Net cash provided by financing
         activities                     36,914               5,000             -
                                 -------------        ------------  ------------
NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS             3,998               2,325        (2,851)

CASH AND CASH EQUIVALENTS,
        BEGINNING OF PERIOD                  -               1,673         5,668
                                 -------------        ------------  ------------
CASH AND CASH EQUIVALENTS,
        END OF PERIOD            $       3,998        $      3,998  $      2,817
                                 =============        ============  ============

    The accompanying notes are an integral part of the financial statements
                                       6

[FN]

                               Fieldcrest Corp.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                             December 31, 1997
                                (Unaudited)



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

2. Stockholders' equity
   --------------------
   For the quarter ended December 31, 1997, the Company sold 1,000,000 shares of common stock at a price of $0.005 per share.

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering and a minimal amount of inside capitalization funds, and the distribution of escrowed funds as described in the preceding paragraph. As of December 31, 1997, the Company had on deposit $3,998.

     For the quarter ended September 30, 1997, the Company's cash resources were not expected to be adequate to cover its anticipated needs for the remainder of fiscal 1997. Accordingly, the Company sold an additional 1,000,000 shares of stock at a price of $0.005 per share to meet current expenses. Included with each share of common stock issued in the private placement are one Class C Common Stock Purchase Warrant and one Class D Common Stock Purchase Warrant.

Results of Operations

     The net loss experienced in the nine months ended December 31, 1997 and 1996 were $2,854 and $3,049, respectively. The expenses incurred by the Company during the nine month period ended December 31, 1997 and 1996, respectively, consist of general and administrative expenses, including professional services provided in connection with the Company's compliance under the Securities Exchange Act of 1934.

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