Form 10KSB
period 1998-03-31
FIELDCREST CORP
filed 1998-06-11
CIK 870227

CONFORMED COPY

                            FORM 10-KSB

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1998

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

                         (510) 735-0952
-----------------------------------------------------------
       (Registrant's telephone number, including area code)

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
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of May 31, 1998, the aggregate market value of the 15,667,000 shares of voting stock held by non-affiliates of the registrant was approximately $156,670.

The number of shares outstanding of the registrant's only class of common stock, as of May 31, 1998, was 39,429,000.

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

In August of 1991, the Company completed the initial public offering of its securities (the "Offering"). The Offering raised gross proceeds of $47,250 upon the sale of 4,725,000 units of the Company's securities.
Each unit consisted of one share of common stock, one Class A common stock purchase warrant, exercisable for one share of common stock at a price of $0.08 per share ("Class A Warrant") and one Class B common stock purchase warrant, exercisable for one share of common stock at a price of $0.10 per share
("Class B Warrant"). The Company also received $600 from the sale of 30,000,000 Class A Warrants and 30,000,000 Class B Warrants to existing shareholders.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998.


PART II


ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

To the best of management's knowledge, the Company's common stock was listed for trading on the OTC Bulletin Board in the first calendar quarter of 1996. In each of the last eight fiscal quarters ending March 31, 1998, the bid price for common stock, as reported by Nasdaq Trading and Market Services was as follows:

  Quarters ended                   Low Bid                  High Bid
------------------------           --------                 ---------

     June 30, 1996                 $__.01__                 $___.01__
     September 30, 1996             __.01__                  ___.01__
     December 31, 1996              __.01__                  ___.01__
     March 31, 1997                 __.01__                  ___.01__
     June 30, 1997                  __.01__                  ___.01__
     September 30, 1997             __.01__                  ___.01__
     December 31, 1997              __.01__                  ___.01__
     March 31, 1998                 __.01__                  ___.01__

At May 31, 1998, the Company had approximately 30 shareholders of record. The Company has not paid any dividends on its common stock and does not expect to pay a cash dividend in the foreseeable future.


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

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering, a minimal amount of inside capitalization funds, and the distribution of escrowed funds as described in the preceding paragraph. As of March 31, 1998, the Company had on deposit unrestricted cash of $3,293 available for use.

Following an analysis of the Company's year-end financial condition, management determined that the Company's liquid assets will not be sufficient to meet the Company's needs for the fiscal year ending March
31, 1999. An evaluation of the Company's historical operating costs show that an aggregate of approximately $4,500 could be expected to be needed to cover the Company's current liabilities and reporting obligations under the Securities Exchange Act of 1934, as amended, and the Company's other general and administrative expenses for the 1999 fiscal year.

Thus, management has determined that the Company needs an aggregate of approximately $1,200 in cash during the year ending March 31, 1999, to cover current liabilities and anticipated expenditures.

As a result, the Company's cash resources are projected to be inadequate to cover its anticipated needs for the current year. In response to this shortage, to obtain the additional cash resources potentially required for the 1999 fiscal year, the Company expects to seek capital in the form of equity contributions or loans from its founding stockholders. The Company, however, does not have any formal arrangements under which such financing would be available.

On May 22, 1998, the Company entered into a Plan and Agreement of Reorganization (the "Agreement") with SoftLock Services, Inc., a Delaware Corporation, ("SoftLock"). Under the terms of the Agreement, SoftLock shareholders would acquire approximately 90% ownership interest in Fieldcrest in return for their stock ownership in SoftLock, making SoftLock a wholly-owned subsidiary of Fieldcrest. The closing of the Agreement is subject to substantial conditions and contingencies. Closing will occur after all conditions and contingencies have been met and is anticipated to occur in early July of this year.

Founded in 1992, SoftLock is a premier provider of patented tools and services for information commerce on the internet and beyond. SoftLock protects the value of intellectual property such as software, CDs, videos, etc., which can be provided in digital form. SoftLock provides a secure means for purchasing and protecting such goods while encouraging copying and preventing unauthorized use.

SoftLocked digital objects can be purchased and freely accessed in authorized contexts (on a particular hard-drive, or in the presence of a particular smart card or voiceprint, fingerprint, or iris-print), but when they are redistributed, they automatically relock and invite another purchase through SoftLock's password-dispensing systems at 1-800-SoftLock and http://www.softlock.com. SoftLock's current clients include Inso Corporation, John Wiley & Sons, Novell, Inc. and numerous other information publishers and software developers.

In pursuing the combination transaction with SoftLock, the Company has already incurred expenses of approximately $2,000, and is likely to incur significant additional expenses in the first quarter of 1999, estimated to be approximately $3,000 (estimated to be approximately $5,000) expenses beyond those expenses already anticipated based upon historical operations. The Company expects to meet such expenses by seeking to have payment of them deferred until after the combination shall have been consummated or, in the alternative, by obtaining further additional capital contributions or loans from the Company's founding stockholders. The Company, however, does not currently have any formal agreement in place under which such financing is available.

Results of Operations

Year Ended March 31, 1998. During the fiscal year ended March 31, 1998, the Company engaged in no significant operations. The only expenses incurred during the year consisted of general and administrative expenses in the amount of $3,851 and no revenues were received by the Company during the year. Accordingly, the Company realized a net loss of $3,851 during the year.

Year Ended March 31, 1997. During the fiscal year ended March 31, 1997, the Company engaged in no significant operations. The only expenses incurred during the year consisted of general and administrative expenses in the amount of $3,675 and no revenues were received by the Company during the year. Accordingly, the Company realized a net loss of $3,675 during the year.

Period from Inception. From inception through March 31, 1998, the Company generated total income consisting of $2,711 in interest income, and incurred non-offering-related expenses consisting of amortization of organizational costs totaling $876, and general and administrative expenses totaling $36,162. As a result, the Company realized a net loss of $34,327 during the period from inception through March 31, 1998.


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

This information is presented as a separate section of this report beginning on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants in the past two fiscal years.

PART III


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers of the Company

The sole director and executive officer of the Company, her age, positions held in the Company, and duration as such, are as follows:

             Name           Age        Positions held and Tenure
    ---------------------  -----  --------------------------------
    Heather Zane Anderson    39   President, Secretary, Treasurer,
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

Ms. Anderson was engaged in the private practice of law from 1983 until February 1997 and concentrated her practice in the areas of corporation and securities law, and mergers and acquisitions. From July 1988 until August 1991, Ms. Anderson was an attorney for the Denver, Colorado firm of Pred and Miller. Ms. Anderson established her own firm in Denver in August 1991 and acted as general corporate and securities counsel for a number of private and public corporations. In May 1994, Ms. Anderson relocated her firm to Portland, Oregon, and joined the Portland firm of Farleigh, Wada & Witt, P.C., in an Of Counsel capacity. As of March 1997, Ms. Anderson ended her affiliation with the Portland firm and relocated to San Ramon, California. She is currently unemployed.

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

(e)  Termination of Employment and Change of Control Arrangements

         None.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a) & (b)  Security Ownership of Certain Beneficial Owners and Management

As of May 31, 1998, the persons listed in the table set forth below were known by the Company to own or control beneficially more than five percent of its outstanding common stock, par value $.00001 per share, its only class of outstanding securities.


Name and Address of               Number of Shares       Percentage
  Beneficial Owner               Owned Beneficially       of Class
----------------------         ----------------------   ------------
Ronald J. Miller                     9,826,000 (i)             24.9%
300 High Street
Denver, CO  80218

Susan K. Sundsvold                   9,228,000 (ii)          23.4%
5121 South Ironton Way
Englewood, CO  80111

Heather Zane Anderson                4,708,000 (iii)         11.9%
2111 Canyon Crest Avenue
San Ramon, CA  94583

Robert Neece                         2,792,000 (iv)           7.1%
303 E. Seventeenth Ave.
Suite 800
Denver, CO  80203

Underwood Family Partners, Ltd.      2,200,000 (v)            5.6%
7025 South Andes Circle
Aurora, CO  80016

Frank L. Kramer                      2,100,000 (vi)           5.3%
3127 Ramshorn Dr.
Castle Rock, CO 80104

All directors and
executive officers                   4,708,000 (iii)         11.9% (i)-(iv)

  (i) - Excludes 8,950,000 Class A Warrants and 8,950,000 Class B Warrants.*

 (ii) - Includes 408,000 shares held by spouse. Excludes 8,200,000 Class A Warrants, 8,200,000 Class B Warrants, 200,000 Class C common stock purchase warrants each exercisable for one share of common stock at a price of $0.08 per share ("Class C Warrants"), and 200,000 Class D common stock purchase warrants, each exercisable for one share of common stock at a price of $0.10 per share ("Class D Warrants").*

(iii) - Excludes 4,100,000 Class A Warrants and 4,100,000 Class B Warrants.*

 (iv) - Excludes 2,600,000 Class A Warrants and 2,600,000 Class B Warrants.*

  (v) - Excludes 2,200,000 Class A Warrants and 2,200,000 Class B Warrants.*

 (vi) - Excludes 1,500,000 Class A Warrants and 1,500,000 Class B Warrants.*

* - The Class A Warrants, Class B Warrants, Class C Warrants and Class D Warrants expire on February 12, 1999, unless extended by the Company's Board of Directors.

(c)  Changes in Control

The Company knows of no arrangement or understanding the operation of which may at a subsequent date result in a change of control of the Company, except that if the Agreement with SoftLock Services, Inc. closes in accordance with the terms contemplated by that Agreement (as described in Item 6 herein), a change of control to the SoftLock shareholders will occur. The closing of the Agreement is subject to substantial conditions and contingencies which have not yet been met.


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


PART IV


ITEM 13.   EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES AND REPORTS ON
FORM 8-K

(a)  Financial Statements and Schedules

The following Financial Statements are filed as part of this report:

Report of Comiskey & Company Professional Corporation       F-1
Balance Sheet, March 31, 1998                               F-2
Statements of Operations, Fiscal Years Ended
   March 31, 1998 and 1997, and Period December 1,
   1989 (inception) to March 31, 1998                       F-3
Statement of Stockholders' Equity, Period
   December 1, 1989 (inception) to March 31, 1998           F-4
Statements of Cash Flows, Fiscal Years Ended
   March 31, 1998 and 1997, and Period December 1,
   1989 (inception) to March 31, 1998                       F-5
Notes to Financial Statements                               F-6-9

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended March 31, 1998.

(c)  Exhibits

The following Exhibits are filed with this report:

     Name of Exhibit

(2.1) Plan and Agreement of Reorganization entered into by Fieldcrest Corp., SoftLock Services, Inc. and Jonathan Schull, dated May 22, 1998

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

Date:  June 10, 1998               FIELDCREST CORP.



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

Name                        Title                       Date
------------------------    -------------------         --------------


/s/ Heather Zane Anderson
-------------------------
Heather Zane Anderson       President, Secretary,       June 10, 1998
                            Treasurer, and Sole Director





Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders.

SIGNATURES



No annual report or proxy materials have been sent to security holders.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors
Fieldcrest Corp.

We have audited the accompanying balance sheet of Fieldcrest Corp. (a development stage company), as of March 31, 1998, and the related statements of operations, cash flows, and stockholders' equity (deficit) for the years ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fieldcrest Corp. as of March 31, 1998, and the results of its operations and its cash flows for each of the two years then ended, and for the period from inception (December 1, 1989) to March 31, 1998, in conformity with generally accepted accounting principles.


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


Denver, Colorado
May 22, 1998


                                                           COMISKEY & COMPANY
                                                     PROFESSIONAL CORPORATION

                            Fieldcrest Corp.
                    (A Development Stage Company)
                             BALANCE SHEET
                            March 31, 1998
                              (Audited)


       ASSETS

 CURRENT ASSETS
        Cash and cash equivalents                                $  3,293
                                                                 --------
       Total current assets                                         3,293
                                                                 --------
       TOTAL ASSETS                                              $  3,293
                                                                 ========


       LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
        Accounts payable                                         $    539
       Accounts payable - related party                               167
                                                                 --------
       Total current liabilities                                      706

 STOCKHOLDERS' EQUITY
        Preferred stock, $0.00001 par value; 20,000,000
           shares authorized; no shares issued and
           outstanding                                                  -
        Common stock, $0.00001 par value; 500,000,000
           shares authorized; 39,429,000 shares issued
 .         and outstanding                                            394
        Additional paid-in capital                                 36,520
        Deficit accumulated during the development
           stage                                                  (34,327)
                                                                 --------
       Total stockholders' equity                                   2,587
                                                                 --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  3,293
                                                                 ========


    The accompanying notes are an integral part of the financial statements.
                                       F-2

                                 Fieldcrest Corp.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Audited)

                                          Period
                                          December 1, 1989
                                          (Inception)
                                          to March 31,            March 31,
                                          1998                 1998         1997
                                          ----------------   --------     --------

REVENUES
  Investment income                       $          2,711   $     -      $     -
                                          ----------------   --------     --------

EXPENSES
  General & administrative                          36,162     3,851        3,675
  Amortization                                         876         -            -
                                          ----------------   --------     --------

    Total expenses                                  37,038     3,851        3,675
                                          ----------------   --------     --------

NET LOSS                                           (34,327)   (3,851)      (3,675)

Accumulated deficit

  Balance, beginning of period                           -   (30,476)     (26,801)
                                          ----------------   --------     --------

  Balance, end of period                  $        (34,327) $(34,327)    $(30,476)

                                          ================   ========     ========

NET LOSS PER SHARE                        $           (NIL) $   (NIL)    $   (NIL)

                                          ================   ========     ========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                            35,301,878   38,843,794   38,429,000

                                          ================   ==========   ==========


     The accompanying notes are an integral part of the financial statements.
                                       F-3

                                 Fieldcrest Corp.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                         Deficit       Total
                                                                         accumulated   stock-
                                    Common Stock            Additional   during the    holders'
                                    Number of               paid-in      development   equity
                                    shares         Amount   capital      stage         (deficit)
                                    ------------   ------   ----------   -----------   ---------
Issuance of common stock for cash:
  8/20/90 at $0.00019 per share      4,000,000     $  40     $    710    $      -      $    750
  8/21/90 at $0.00025 per share      8,000,000        80        1,920           -         2,000
  8/21/90 at $0.00075 per share      2,000,000        20        1,480           -         1,500
  8/23/90 at $0.00025 per share      8,000,000        80        1,920           -         2,000
  8/29/90 at $0.00100 per share      1,400,000        14        1,386           -         1,400

  9/10/90 at $0.00025 per share      2,600,000        26          624           -           650
  9/11/90 at $0.00067 per share      1,500,000        15          985           -         1,000
  9/13/90 at $0.00040 per share        500,000         5          195           -           200
  8/29/90 at $0.00100 per share      2,000,000        20        1,480           -         1,500

 Net loss for the period 12/1/89
  (inception) to 3/31/91                     -         -            -        (399)         (399)
                                    ----------     -----     --------    --------      --------
 Balance at 3/31/91                 30,000,000       300       10,700        (399)       10,601

 Issuance of common stock for cash:
  8/8/91 at $0.01000 per share       4,725,000        47       47,803           -        47,850

 Deferred offering costs                     -         -      (26,016)          -       (26,016)

 Net loss for the year ended 3/31/92         -         -            -      (3,120)       (3,120)
                                    ----------     -----     --------    --------      --------
 Balance at 3/31/92                 34,725,000       347       32,487      (3,519)       29,315

 Net loss for the year ended 3/31/93         -         -            -      (5,666)       (5,666)
                                    ----------     -----     --------    --------      --------
 Balance at 3/31/92                 34,725,000       347       32,487      (9,185)       23,649

 Issuance of common stock for cash:
  6/30/93 at $0.00500 per share      1,200,000        12        5,988           -         6,000

 Net loss for the year ended 3/31/94         -         -            -      (7,817)       (7,817)
                                    ----------     -----     --------    --------      --------
 Balance at 3/31/94                 35,925,000       359       38,475     (17,002)       21,832

 Issuance of common stock for cash:
  8/15/94 at $0.00500 per share        204,000         2        1,018           -         1,020
  11/23/94 at $0.00500 per share       500,000         5        2,495           -         2,500

 Refund of investors' monies held in
  Escrow                                     -         -      (19,440)          -       (19,440)

 Net loss for the year ended 3/31/95         -         -            -      (6,001)       (6,001)
                                    ----------     -----     --------    --------      --------
 Balance at 3/31/95                 36,629,000       366       22,548     (23,003)          (89)

 Issuance of common stock for cash:
  7/13/95 at $0.00500 per share        600,000         6        2,994           -         3,000
  2/5/95 at $0.00500 per share       1,200,000        12        5,988           -         6,000

 Net loss for the year ended 3/31/96         -         -            -      (3,798)       (3,798)
                                    ----------     -----     --------    --------      --------
 Balance at 3/31/96                 38,429,000       384       31,530     (26,801)        5,113

 Net loss for the year ended 3/31/97         -         -            -      (3,675)       (3,675)
                                    ----------     -----     --------    --------      --------
 Balance at 3/31/97                 38,429,000       384       31,530     (30,476)       1,438

 Issuance of common stock for cash:
  10/27/98 at $0.00500 per share       800,000         8        3,992           -        4,000
  11/14/98 at $0.000500 per share      200,000         2          998           -        1,000

Net loss for the year ended 3.31.98          -         -            -      (3,851)      (3,851)
                                    ----------     -----     --------    --------      -------
Balance at 3/31/98                  39,429,000     $ 394     $ 36,520    $(34,327)     $ 2,587
                                    ==========     =====     ========    ========      =======

     The accompanying notes are an integral part of the financial statements.
                                       F-4

                                      Fieldcrest Corp.
                               (A Development Stage Company)
                                  STATEMENTS OF CASH FLOWS
                                       (Audited)

                                          Period
                                          December 1, 1989
                                          (Inception)
                                          to March 31,               March 31,
                                          1998                    1998       1997
                                          ----------------      --------   --------
BALANCES
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                $        (34,327)    $  (3,851) $  (3,675)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
     Amortization                                      876             -          -
     Increase (decrease) in accounts
      payable                                          539           489       (290)
     Increase (decrease) in accounts payable -
      related party                                    167           (18)       (30)
                                          ----------------      --------   --------
   Net cash used by operating
    activities                                     (32,745)       (3,380)    (3,995)

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in organizational costs                    (876)            -          -
                                          ----------------      --------   --------
   Net cash used by investing activities              (876)            -          -

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                          82,370         5,000          -
  Deferred offering costs paid                     (26,016)            -          -
  Statutory escrow contribution                    (19,440)            -          -
                                          ----------------      --------   --------
   Net cash provided by financing
    activities                                      36,914         5,000          -
                                          ----------------      --------   --------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                               3,293         1,620     (3,995)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                    -         1,673      5,668
                                          ----------------      --------   --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                           $          3,293     $   3,293  $   1,673
                                          ================      ========   ========


       The accompanying notes are an integral part of the financial statements.
                                       F-5

                                   Fieldcrest Corp.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                   March 31, 1998

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

The Company currently does not own any properties or an interest in any business. However, as is more fully described in Note 6, the Company has entered into a Plan and Agreement of Reorganization with SoftLock Services, Inc.

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

Fair Values of Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

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

                                      F-6

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

During October and November 1997, the Company sold to existing stockholders, 1,000,000 units of its $0.00001 par value common stock and warrants for $5,000 cash. Each unit consists of one share of common stock, one Class C warrant and one Class D warrant. Each Class C warrant and each Class D warrant will be exercisable for one share of the Company's common stock at a price of $0.08 per share and $0.10 per share, respectively, any time through February 12, 1999 and may be transferred separately from the common stock. The Company may redeem the warrants at a price of $0.00001 per warrant upon 30 days' written notice, reduce the exercise price, or indefinitely extend the exercise period of the warrants. At March 31, 1998, no warrants have been exercised.

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

Public Offering

On August 20, 1991, the Company completed its initial public offering after selling 4,725,000 units of its common stock and warrants. Each unit consists of one share of common stock, one Class A warrant and one Class B warrant. Each Class A warrant and each Class B warrant will be exercisable for one share of common stock at a price of $0.08 per share and $0.10 per share, respectively, any time through February 12, 1999 and may be transferred separately from the common stock. The Company may redeem the warrants at a price of $0.00001 per warrant upon 30 days' written notice, reduce the exercise price, or indefinitely extend the exercise period of the warrants. At March 31, 1998, no warrants have been exercised.

The Company received net proceeds from the offering of $21,234 after deducting offering costs of $26,016, of which $19,440 was subsequently refunded in 1995 to stockholders in accordance with Colorado Securities laws.

The Company also received $600 from the offering for the sale of 30,000,000 Class A Warrants and 30,000,000 Class B Warrants to existing stockholders.

                                      F-6

3.  Related Party Transactions

The Company presently maintains its offices at the home of its President for which it pays no rent, and for which it does not anticipate paying rent in the future.

The Company paid Pred and Miller, its former securities counsel, a total of $14,957 in connection with the public offering of the Company's common stock. Additionally, three of the Company's stockholders (Heather Zane Anderson, Ronald J. Miller, and Robert Neece) were associated with the firm of Pred and Miller as either an associate attorney or partner. During July 1991, the law firm of Pred and Miller was dissolved and the Company retained the law firm of Robert Neece, P.C. During June 1992, Robert Neece joined Burns, Wall, Smith and Mueller, P.C. The Company paid Burns, Wall, Smith and Mueller, P.C. $-0- and $170 for legal services provided during fiscal years 1998 and 1997, respectively.

During the year ended March 31, 1998, the costs reimbursed to the office of Heather Zane Anderson (a stockholder and sole officer and director of the Company) amounted to $288, with no additional amounts due at March 31, 1998.

In the event the Company successfully completes the acquisition of a business opportunity, the Board of Directors may award a finder's fee to an officer or affiliate of the Company, or to a third party, if the acquisition is originated due to his or her efforts. The fee would be paid in stock only and not cash. If the Company completes the acquisition of SoftLock Services, Inc., the Company does not anticipate paying a finder's fee.

As of March 31, 1998, the Company's sole officer and director owns and controls 4,708,000 shares of the Company's common stock, representing approximately 12% of the Company's issued and outstanding common stock.

4.  Income Taxes

The Company has net operating loss carryforwards of approximately $33,900 which expire between 2005 and 2013. The carryforwards may be limited or prohibited upon a reorganization or change in corporate ownership. The approximate income tax benefit from these carryforwards, totaling $6,500, has been offset by a valuation allowance. The valuation allowance increased by $600 and $800 for the years ended March 31, 1998 and 1997, respectively.

5.  Going Concern

There is substantial doubt about the Company's ability to continue as a going concern. The Company has minimal working capital with which to fund its activities and evaluate merger candidates. Management's plans to alleviate these conditions include selling stock in private placements to, or obtaining loans from, its existing stockholders.

6.  Subsequent Events

On May 22, 1998, the Company entered into a Plan and Agreement of Reorganization with SoftLock Services, Inc., (a Delaware corporation). Under the terms of the Agreement, SoftLock shareholders would acquire approximately 90% ownership interest in Fieldcrest in return for their stock ownership in SoftLock, making SoftLock a wholly-owned subsidiary of Fieldcrest. The closing of the Agreement is subject to substantial conditions and contingencies. Closing will occur after all conditions and contingencies have been met and is anticipated to occur in early July of this year.

Founded in 1992, SoftLock is a premier provider of patented tools and services for information commerce on the internet and beyond. SoftLock protects the value of intellectual property such as software, CDs, videos, etc., which can be provided in digital form. SoftLock provides a secure means for purchasing and protecting such goods while encouraging copying and preventing unauthorized use.

SoftLocked digital objects can be purchased and freely accessed in authorized contexts (on a particular hard-drive, or in the presence of a particular smart card or voiceprint, fingerprint, or iris-print), but when they are redistributed, they automatically relock and invite another purchase through SoftLock's password-dispensing systems at 1-800-SoftLock and http://www.softlock.com. SoftLock's current clients include Inso Corporation, John Wiley & Sons, Novell, Inc. and numerous other information publishers and software developers