Form 10KSB/A
period 1998-03-31
FIELDCREST CORP
filed 1998-06-12
CIK 870227

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

In pursuing the combination transaction with SoftLock, the Company has already incurred expenses of approximately $2,000, and is likely to incur significant additional expenses in the first quarter of 1999, estimated to be approximately $3,000 expenses beyond those expenses already anticipated based upon historical operations. The Company expects to meet such expenses by seeking to have payment of them deferred until after the combination shall have been consummated or, in the alternative, by obtaining further additional capital contributions or loans from the Company's founding stockholders. The Company, however, does not currently have any formal agreement in place under which such financing is available.

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Fieldcrest Corp.

We have audited the accompanying balance sheet of Fieldcrest Corp. (a development stage company), as of March 31, 1998, and the related statements of operations, cash flows, and stockholders' equity (deficit) for the two years then ended, and for the period from inception (December 1, 1989) to March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


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