Form 10QSB
period 1998-06-30
SOFTLOCK COM INC
filed 1998-08-14
CIK 870227

FORM 10-Q SB

                      U. S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  33-37751-D


                               SOFTLOCK.COM, INC.
               ______________________________________________________
               (Exact name of registrant as specified in its charter)

           Delaware                                    84-1130229
_______________________________          __________________________________
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                  399 Alexander Street Rochester, NY   14607
___________________________________________________________________________
 (Address of principal executive offices)                       (Zip  Code)

                               (716) 546-1970
________________________________________________________________________________
                 (Registrant's telephone number, including area code)

                                     n/a
________________________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)


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

                                                        Shares  Outstanding
            Class of Securities                         at August 14, 1998
            ___________________                         ___________________

            Common Stock, par value $0.01 per share          7,885,800


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___

                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         Accountants' Disclaimer of Opinion .......................  3

         Balance Sheet ............................................  4

         Statements of Operations .................................  5

         Statements of Cash Flows .................................  6

         Notes to Financial Statements ............................  7

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ............  8


PART II - OTHER INFORMATION

ITEM 2   Changes in Securities and Use of Proceeds  ..............   9

ITEM 6.  Exhibits and Reports on Form 8-K. .......................   9

         Signatures ..............................................  10

The Board of Directors
SoftLock.com, Inc.


The accompanying balance sheet of SoftLock.com, Inc. (fka Fieldcrest Corp.) (a development stage company) as of June 30, 1998 and the related statements of operations and cash flows for the period then ended were not audited by us and, accordingly, we do not express an opinion on them


Denver, Colorado
August 10, 1998

                                                /s/ COMISKEY & COMPANY
                                                PROFESSIONAL CORPORATION

                                SOFTLOCK.COM, INC.
                               fka Fieldcrest Corp.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                 June 30, 1998
                                  (Unaudited)

      ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                $  3,338
                                                             --------
       Total current assets                                     3,338
                                                             --------
       TOTAL ASSETS                                          $  3,338
                                                             ========


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                         $  3,865
    Accounts payable - related party                            3,066
    Notes payable - related party                               3,300
                                                             --------
       Total current liabilities                               10,231

STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value; 2,000,000
      shares authorized; no shares issued and
      outstanding  (as restated)                                    -
    Common stock, $0.01 par value; 25,000,000
      shares authorized; 788,580 shares issued
      and outstanding (as restated)                             7,886
    Additional paid-in capital                                 29,028
    Deficit accumulated during the development
      stage                                                   (43,807)
                                                              -------
       Total stockholders' equity                              (6,893)
                                                              -------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 3,338
                                                              =======

    The accompanying notes are an integral part of the financial statements
                                       4

                                SOFTLOCK.COM, INC.
                               fka Fieldcrest Corp.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                Period
                                December 1,
                                1989
                                (Inception)           For the three months
                                to June 30,           ended June 30,
                                1998                     1998          1997
                                -------------        ------------  ------------

REVENUES
   Investment income            $       2,711        $          -  $          -
                                -------------        ------------  ------------
EXPENSES
   General & administrative            45,642               9,479           112
   Amortization                           876                   -             -
                                -------------        ------------  ------------
     Total expenses                    46,518               9,479           112
                                -------------        ------------  ------------
NET LOSS                              (43,807)             (9,479)         (112)

Accumulated deficit
   Balance, beginning of period             -             (34,328)      (30,476)
                                -------------        ------------  ------------
   Balance, end of period       $     (43,807)       $    (43,807) $    (30,588)
                                =============        ============  ============
NET LOSS PER SHARE              $       (0.06)       $      (0.01) $       (NIL)
                                =============        ============  ============
WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                708,435             788,580       788,580
                                =============        ============  ============

    The accompanying notes are an integral part of the financial statements.
                                       5

                               SOFTLOCK.COM, INC.
                              fka Fieldcrest Corp.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 Period
                                 December 1,
                                 1989
                                 (Inception)           For the three months
                                 to June 30,           ended June 30,
                                 1998                     1998          1997
                                 -------------        ------------  ------------

CASH FLOWS FROM OPERATING
        ACTIVITIES

  Net loss                       $     (43,807)       $     (9,479) $      (112)
  Adjustments to reconcile
    net loss to net cash used
    by operating activities:
      Amortization                         876                   -            -
      Increase in
        accounts payable                 3,865               3,326          112
      Increase in accounts
        payable - related party          3,066               2,899            -
                                 -------------        ------------  -----------
    Net cash used by
         operating activities          (36,000)             (3,255)           -

CASH FLOWS FROM INVESTING
        ACTIVITIES
  Increase in organizational
    costs                                 (876)                  -            -
                                 -------------        ------------  -----------
    Net cash used by investing
         activities                       (876)                  -            -

CASH FLOWS FROM FINANCING
        ACTIVITIES
  Loans from related parties             3,300               3,300            -
  Issuance of common stock              82,370                   -            -
  Deferred offering costs paid         (26,016)                  -            -
  Statutory escrow contribution        (19,440)                  -            -
                                 -------------        ------------  -----------
    Net cash provided by financing
         activities                     40,214               3,300            -
                                 -------------        ------------  -----------
NET INCREASE IN CASH
        AND CASH EQUIVALENTS             3,338                  45            -

CASH AND CASH EQUIVALENTS,
        BEGINNING OF PERIOD                  -               3,293        1,673
                                 -------------        ------------  -----------
CASH AND CASH EQUIVALENTS,
        END OF PERIOD            $       3,338        $      3,338  $     1,673
                                  ============         ===========   ==========

    The accompanying notes are an integral part of the financial statements
                                       6

[FN]

                             SOFTLOCK.COM, INC.
                            fka Fieldcrest Corp.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 1998
                                 (Unaudited)



1. Management's representation of interim financial information
   ------------------------------------------------------------
   The accompanying financial statements have been prepared by SoftLock.com, Inc. (fka Fieldcrest Corp.) ("the Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at March 31, 1998.



2. Notes Payable - related party
   -----------------------------
   On June 25, 1998, the Company received a loan in the amount of $3,300 from the spouse of the Company's sole director and officer. This amount, plus additional amounts advanced after the end of the quarter, are payable within thirty days of the close of the stock transfer and exchange with SoftLock Services, Inc. (See Note 3) The note may be repaid, at the option of the Company, with the issuance of up to 9,733 (post reverse split) shares of the Company's common stock.

3. Subsequent Events
   -----------------

   Stock Transfer and Exchange

   On July 28, 1998, the Company and SoftLock Services, Inc. ("SoftLock"), a Delaware corporation, consummated a Plan and Agreement of Reorganization (the "Agreement") whereby the Company acquired all of the issued and outstanding shares of common stock of SoftLock in exchange for 354,861,000 (7,097,220 shares after giving effect to a 1 for 50 reverse split, effective August 10, 1998, discussed below), representing 90% of the total shares outstanding.

   Concurrently with signing of the Agreement, the former officer and director resigned, and the management of SoftLock took over control of the Board of Directors and daily management of the Company. See the Company's Form 8-K dated July 28, 1998 for additional information concerning this transaction.

   The transaction will be accounted for as a reverse acquisition, with SoftLock as the accounting acquiror. Effective August 10, 1998, the Company will begin reporting using a fiscal year end of December 31, which is the reporting year of the accounting acquiror.


   Amendment to Certificate of Incorporation

   In connection with the acquisition, the Company's Board of Directors and shareholders approved several amendments to the Company's Certificate of Incorporation to (i) change the name of the Company to "SoftLock.com, Inc.",(ii) change the authorized number of shares of Common Stock to 25,000,000 and (iii) change the par value of the Common Stock to $.01, and approved a 1 for 50 reverse stock split of the outstanding shares of Common Stock. The effective date of the amendments to the Certificate of Incorporation and the reverse split was August 10, 1998.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Liquidity and Capital Resources


     SoftLock.com, Inc. (fka Fieldcrest Corp.) (the "Registrant") completed the initial public offering of its securities in August of 1991, receiving gross proceeds of $47,250. Total costs of the offering amounted to $26,016. The net proceeds of the offering, therefore, amounted to $21,234. Of this amount, $19,440 was placed in escrow and refunded on a pro rata basis to shareholders in the fourth quarter of fiscal 1995, as required by the Colorado Securities Act.

    On July 28, 1998, Fieldcrest Corp. and SoftLock Services, Inc. ("SoftLock"), a Delaware corporation, consummated a Plan and Agreement of Reorganization (the "Agreement") whereby the Registrant acquired all of the issued and outstanding shares of common stock of SoftLock in exchange for 354,861,000 shares of the Registrant's "restricted" Common Stock (7,097,220 shares after giving effect to a 1 for 50 reverse split, effective August 10, 1998, discussed below), representing 90% of the total shares outstanding.

     The transaction will be accounted for as a reverse acquisition, with SoftLock as the accounting acquiror. Future, post-combination filings will be made on the basis of a fiscal year end of December 31, which is the reporting year of the accounting acquiror.

     In order to fund the Registrant's activities related to the Agreement, the spouse of the Registrant's president and director advanced a total of $7,300 ($3,300 as of June 30, 1998). The terms of the associated promissory note call for repayment within thirty days from the close of the Agreement. At the option of the Registrant, this debt may be repaid through the issuance of up to 9,733 (post reverse split) shares of the Registrant's common stock.


Results of Operations

     The net loss for the quarter ended June 30, 1998 is greater than the loss experienced in the same period of the preceding year. The Registrant experienced net losses of $9,479 and $112, respectively, during the quarters ended June 30, 1998 and 1997. The increase in expenses and the resulting increase in net loss is attributable primarily to travel and other direct expenses incurred as a result of activities related to the Agreement with SoftLock.

                             PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         On June 17, 1998, SoftLock Services, Inc. ("SoftLock"), completed a private placement for 142,857 shares of its common stock. These 142,857 shares became 642,099 shares of the Registrant as a result of the consummation of the Plan and Agreement of Reorganization between the Registrant and SoftLock and the 1 for 50 reverse split effective August 10, 1998.

         The private placement was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act and/or Regulation D and Rule 506 adopted thereunder. Based upon information known to SoftLock, and representations made by each of the purchasers, SoftLock believes all but two of the 43 purchasers were accredited investors. Based upon information known to SoftLock and representations made by each of the purchasers, SoftLock believes that each purchaser was able to evaluate the merits and risks of an investment in SoftLock.

         No broker/dealers were involved in the sale of these securities and no commissions were paid.

         All of such purchasers represented that they purchased the securities for investment, and all share certificates issued to the purchasers were impressed with a restrictive legend advising that the shares represented by the certificates may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits

          99.1 Financial statements of businesses to be acquired and Pro Forma financial information. Incorporated by reference to Registrant's Form 8-K dated July 28, 1998 as filed with the Commission on August 12, 1998.

         (b)    Reports on Form 8-K

                None

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-QSB to be signed on its behalf by the undersigned, duly authorized.

Date:  August 14, 1998                      SOFTLOCK.COM, INC.

                                            By:/s/ Martin Presberg
                                               -------------------------
                                               Martin Presberg,
                                               Vice President of Operations
                                               Principal Financial Officer