Form 10QSB
period 1998-09-30
SOFTLOCK COM INC
filed 1998-11-05
CIK 870227

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended:    September 30, 1998

                   Commission file number:  33-37751-D


                             SOFTLOCK.COM, INC.
        (Exact name of small business issuer as specified in its charter)


	Delaware	                          84-1130229
(State or other jurisdiction of 	(IRS Employer Identification No.)
incorporation or organization )

                 399 Alexander Street  Rochester, NY 14607
                 (Address of principal executive offices)

                              (716) 546-1970
                       (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes -X-	No ---

As of November 2, 1998, 7,895,579 shares of common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):
Yes ---   No -X-

                                   INDEX

                                                                   Page
                                                                  Number

PART I.      FINANCIAL INFORMATION

      Item 1.    Financial Statements

      Balance Sheet, (Unaudited) September 30, 1998                 2

      Statements of Operations (Unaudited) for the
      three and nine month periods ended
      September 30, 1998 and 1997 and the period
      from inception (May 11, 1992) to September 30, 1998           3

      Statements of Cash Flows (Unaudited) for the nine
      months ended September 30, 1998 and 1997 and for
      the period from inception (May 11, 1992) to
      September 30, 1998                                            4

      Notes to financial statements                                 5

      Item 2.    Management's Discussion and Analysis of
                 Financial Position and Results of Operations      6-8

PART II.    OTHER INFORMATION                                     9-10

       Signatures                                                  11


Item 1.
                              SoftLock.com, Inc.
                        (A Development Stage Company)
                                BALANCE SHEET
                             September 30, 1998
                                   (unaudited)

ASSETS
CURRENT ASSETS:
     Cash                                                     $319,228
     Accounts Receivable and other                               5,306
     Other current assets                                       24,720
                                                               -------
        Total current assets                                   349,254

PROPERTY AND EQUIPMENT:
     Office furniture and equipment                             35,941
     Less- Accumulated depreciation                             24,935
                                                                ------
                                                                11,006
                                                               -------
                                                              $360,260
                                                               =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                         $123,930
     Accrued compensation and related liabilities               72,254
                                                               -------
          Total current liabilities                            196,184

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value; 25,000,000 shares
       authorized, 7,895,579 shares issued and outstanding      78,956
     Additional paid-in capital                              2,116,339
     Deficit accumulated during the development stage       (1,762,339)
       Less- Note receivable-exercise of options              (268,880)
                                                             ----------
                                                               164,076
                                                             ---------
                                                              $360,260
                                                             =========

   The accompanying notes are an integral part of the financial statements.

                              SoftLock.com, Inc.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
For the Three and Nine Months ended September 30, 1998 and 1997, and for the Period from Inception (May 11, 1992) through September 30, 1998
                                (unaudited)

                                                                      Period
                                                                       From
                                                                     Inception
                     Three Months Ended    Nine Months Ended          Through
                           September 30,     September 30,        September 30,
                        1998      1997      1998        1997            1998
                       ------    ------    -------     ------        --------

REVENUES               $27,114    $76,797    $88,733     $96,476      $293,574

COST OF REVENUES:        6,431      3,622     18,481      16,250       131,323
                       ------     ------     ------      ------        -------
 Gross profit           20,683     73,175     70,252      80,226       162,251

OPERATING EXPENSES:    144,904    279,647    476,966     631,079     1,970,614
                       -------    -------    -------     -------     ---------
 Loss from operations (124,221)  (206,472)  (406,714)   (550,853)   (1,808,363)


OTHER INCOME:            7,980      4,824     27,505      15,170        48,394
                       -------    -------    -------     -------     ---------
 Loss before income
   taxes              (116,241)  (201,648)  (379,209)   (535,683)   (1,759,969)

INCOME TAX EXPENSE           -          -        513         793         2,370
                       -------    -------    -------     -------     ---------
NET LOSS             $(116,241) $(201,648) $(379,722)  $(536,476)  $(1,762,339)
                       =======    =======    =======     =======     =========
NET LOSS PER SHARE:
 Basic                  $(0.02)    $(0.03)    $(0.05)     $(0.08)       $(0.25)
                          ====       ====       ====        ====          ====
 Wtd. average shares
  Outstanding        7,661,170   7,097,266  7,285,234   7,097,266    7,119,020
                     =========   =========  =========   =========    =========




  The accompanying notes are an integral part of the financial statements.

                              SoftLock.com, Inc.
                        (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
For the Nine Months ended September 30, 1998 and 1997, and for the Period from
                 Inception (May 11, 1992) through September 30, 1998
                                 (unaudited)

                                                                   Period From
                                                                    Inception
                                                                     Through
                                                                   September 30,
                                          1998         1997           1998

CASH FLOWS FROM OPERATING
  ACTIVITIES:                         $(297,304)    $(351,032)    $(1,571,246)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment          -        (8,570)        (35,941)
                                        -------       -------       ----------
                                              -        (8,570)        (35,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock  499,999       196,199      1,750,815
 Cash effect of Fieldcrest transaction    (3,030)            -         (3,030)
 Options issued in exchange for services       -             -        178,630
                                         -------       -------      ---------
                                         496,969       196,199      1,926,415
                                         -------       -------      ---------
NET (DECREASE) INCREASE IN CASH          199,665      (163,403)       319,228

CASH, beginning of period                119,563       215,949              -
                                         -------       -------       --------
CASH, end of period                     $319,228       $52,546       $319,228
                                         =======       =======       ========
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
 Cash paid during the year for-
     Income taxes                           $513          $793         $2,370
                                            ====          ====         ======
SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
 Note received for exercise of options        $-            $-       $268,880
                                            ====           ===       ========
   The accompanying notes are an integral part of the financial statements.

                              SoftLock.com, Inc.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                              September 30, 1998
                                  (Unaudited)

1. Management's Representation of Interim Financial Information

The accompanying financial statements have been prepared by SoftLock.com, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 1997 filed as part of the Company's Form 8-K dated July 28, 1998.

2. Reverse Acquisition and Change in Fiscal Year

Effective August 10, 1998, the Company, as a result of the reverse acquisition by SoftLock Services, Inc., changed its fiscal year from March 31 to December 31, the fiscal year end of the accounting acquirer. Reported results in this and future filings with the Commission will be on the basis of a December 31 fiscal year end and include the reported operations of the accounting acquirer.

3. Loss Per Share

Loss per share has been calculated using the weighted average number of shares outstanding during the period. Shares issued in the reverse acquisition noted above have been treated as outstanding since inception (May 11, 1992).

4. Issuance of Stock for Debt

During the third quarter of 1998, a total of 9,733 shares of common stock were issued upon conversion of debt totaling $7,300.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS


Certain statements contained in this report, including statements concerning the Company's future cash and financing requirements, and other statements contained herein regarding matters that are not historical facts, are forward looking statements. Forward looking statements involve known and unknown risks and uncertainties, which may cause the actual results in future periods to differ materially from what is anticipated.

Background

SoftLock.com, Inc. is a developer and marketer of software tools and password vending services to allow for the secure distribution and sale of software or content over digital media or networks, including the internet. Since the formation of SoftLock Services, Inc. in May, 1992, the company has been in the development stage, with its activities geared primarily toward product research and development, raising capital, and marketing of its products.

Corporate Structure

The Company currently consists of SoftLock.com, Inc. and its wholly owned, operating subsidiary, SoftLock Services, Inc. ("SSI") During the quarter, the Company underwent a stock transfer and exchange of 7,097,266 shares of restricted common stock for all of the issued and outstanding shares of SSI, wherein the owners of SSI became the majority owners of the Company. Previous to this transaction, the Company operated as a shell company organized to locate and acquire an operating company. All operations presented herein are those of the acquired, operating company. This transaction also resulted in a change in reporting year from March 31 to December 31, the fiscal year end of SSI.


Results of Operations

Total revenues for the nine month period ending September 30, 1998 were $88,733, an 8% decrease compared to $96,476 earned during the same period in 1997. The overall decline can be attributed primarily to the decrease in license and custom software design fees, which totaled $68,600 in 1997 vs. $35,600 in 1998. Revenue from SoftLock's primary product, the sale of passwords, increased from $23,600 in 1997 to $43,800 in 1998, reflecting an increase in both the number and value of passwords sold.

Gross profit was $70,252, or 79% of revenue in 1998, as compared with $80,226, or 83% of revenue in 1997. The decline is due to a decrease from 1997 to 1998 in licensing and custom software design fees as a percentage of sales, offset in part by an increased gross profit contribution from password sales.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (continued)


Selling, general and administrative expenses totaled $476,966 for the first nine months of 1998 as compared with $631,079 for the same period of the
preceding year, a decrease of 24%.   Included in the additional expenses for
1997 are costs of outside consultants engaged by the company to advise on corporate structuring and financial strategies. These costs include a 1997 non-cash compensation charge of approximately $114,000. Savings from the reduction in the use of these outside consultants are partially offset by the cost of regulatory compliance as a result of the Company becoming an SEC reporting company in July of 1998.

Other income increased from $15,170 in 1997 to $27,505 in 1998. This increase relates to increased interest income during the period on notes owed to the Company.



Liquidity and Capital Resources


The Company's primary source of liquidity has been proceeds from the sale of securities in private placements, from which $500,000 was raised during the first 9 months of 1998 and $660,000 during the year 1997. Cash used in operations totaled $297,000 for the nine months ended September 30, 1998 as compared with $351,000 for the comparable period of 1997. At September 30, 1998, working capital (current assets minus current liabilities) totaled $153,000.

The Company's future operating results will depend to a considerable extent on its ability to rapidly and continuously develop, introduce, and deliver existing and planned service products. From inception to September 30, 1998, the Company has incurred cumulative net losses of approximately $1.8 million and expects to continue incurring net losses through 1999 as it continues to develop products and expand its marketing strategy. The Company intends to raise additional funds through the sale of restricted stock to accredited investors in the fourth quarter of 1998 and the first quarter of 1999. These funds will be used to finance continued operations, product development and marketing. Management believes that this additional financing will provide sufficient resources to implement its business plan, and ultimately, to achieve profitability. Without additional financing in the fourth quarter of 1998, the Company projects that it will be necessary to substantially reduce or eliminate current and planned software development programs and other operating expenses.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (continued)



Year 2000 Impact


Many installed computer systems and software products are coded to accept only two digit entries in the date code field. As the year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20" dates. As a result, in less than two years, computer systems and/or software products used by many companies may need to be upgraded to comply with such year 2000 requirements. The Company is currently expending resources to review its products and services, as well as its internal management information systems in order to identify and modify those products, services and systems that are not year 2000 compliant. The Company expects such modifications will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. In addition, the Company faces risks to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not have business systems or products that comply with the year 2000 requirements. In the event any such third parties cannot timely provide the Company with products, services or systems that meet the year 2000 requirements, the Company's operating results could be materially adversely affected.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings


None


Item 2.    Changes in Securities.

 (c) On July 28, 1998, SoftLock.com, Inc. ("the Company") and SoftLock Services, Inc. ("SSI"), a Delaware corporation, consummated an Agreement and Plan of Reorganization (the "Agreement') whereby the Company acquired all of the issued and outstanding shares of common stock of SSI in exchange for 7,097,266 shares of the Company's "restricted" Common Stock.

     The Company claims the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Rule 506 adopted thereunder, from the registration provisions of the Act. All of the certificates evidencing the shares of the Company's Common Stock received as a result of the Agreement were impressed with the form of restrictive legend utilized by the Company, and stop transfer instructions have been noted against the transfer of such certificates.

     No underwriters or brokers were involved in the Agreement.

     Further information concerning the Agreement and SSI, including SSI's financial statements, may be found in the Company's Current Report on Form 8-K, dated July 28, 1998, and filed with the Commission on August 12, 1998.

Item 3.  Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held by consent, in lieu of a meeting, in accordance with Section 228 of the Delaware Corporation Law which permits actions to be taken by the consent of a majority of outstanding common shares of the company without calling a meeting of all of the Company's shareholders. A total of 4,327,922 shares of common stock, which is 54.88% of the shares outstanding on July 28, 1998, were represented by signatures on the Consent.

In this Joint Consent of the Directors and Stockholders of the Company, a new certificate of incorporation was approved. This new certificate of incorporation (i) changed the Company's name from Fieldcrest Corp. to SoftLock.com, Inc.; (ii) effected a 1:50 reverse split of the Company's outstanding common stock and warrants; (iii) changed the number of authorized shares of preferred stock from 20,000,000 at a par value of $0.00001 to 2,000,000 with a par value of $0.01; and (iv) changed the number of authorized shares of common stock from 500,000,000 with a par value of $0.0001 to 25,000,000 with a par value of $0.01.

In the Joint Consent, the Stock Option Plan of 1998 was adopted.

Item 5.  Other Information

On October 2, 1998, Martin Presberg resigned as a Director of the Corporation. Mr. Presberg continues to serve as Secretary and Vice President of Operations. Keith Loris, CEO, was elected to fill the vacancy and was also elected as Chairman of the Board.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit 27 - Financial Data Schedule, filed herewith electronically

     Exhibit 99 - Financial Statements of Businesses to be Acquired and
                  Proforma financial information - incorporated by reference to the Current Report on Form 8-K dated July 28, 1998.

(b)  Reports on Form 8-K:

A Current Report on Form 8-K was filed on August 12, 1998, to report the consummation of the July 28, 1998, Agreement and Plan of Reorganization between the Registrant and Softlock Services, Inc. under Items 1 and 2 of the Report.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  November 5, 1998                      SoftLock.com, Inc.

                                         BY: /S/  Martin Presberg
                                             Martin Presberg
                                             Secretary, Principal Financial
                                             Officer