Form 10KSB40
period 1998-12-31
SOFTLOCK COM INC
filed 1999-03-29
CIK 870227

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended:
          December 31, 1998
          -----------------

[   ]     Transition report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 [No Fee Required] for the transition period from ___________ to __________

COMMISSION FILE NUMBER:  33-37751-D
                         ----------

                           SOFTLOCK.COM, INC.
                           ------------------
             (Name of small business issuer in its charter)

           DELAWARE                                         84-1130229
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification No.)

                          399 ALEXANDER STREET
                       ROCHESTER, NEW YORK  14607
                       --------------------------
           (Address of principal executive offices) (Zip Code)

Issuer's telephone number:  (716) 546-1970
                            --------------

Securities to be registered under Section 12(b) of the Act:  None
                                                             ----

Securities registered under Section 12(g) of the Act:  None
                                                       ----

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for at least the past 90 days.  Yes   X     No
                                    -----      -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year:  $109,402
                                                    -----------

Aggregate market value of voting stock held by non-affiliates as of March 19, 1999: $5,703,225
           ----------

Shares of Common Stock, $0.01 par value, outstanding as of March 19, 1999:
9,688,208
---------

Documents incorporated by reference: Exhibits to Issuer's Registration Statement on Form S-18, No. 33-37751-D.

                            TABLE OF CONTENTS

                                                                 Page
                                                                 ----

Item 1.  Description of Business                                   1

Item 2.  Description of Property                                  21

Item 3.  Legal Proceedings                                        21

Item 4.  Submission of Matters to a Vote of Security Holders      22

Item 5.  Market Price of the Registrant's Common Stock and
          Related Security Holder Matters                         23

Item 6.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     24

Item 7.  Financial Statements                                     28

Item 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                     28

Item 9.  Directors and Executive Officers, Promoters and
          Control Persons; Compliance With Section 16(a) of
          the Exchange Act                                        29

Item 10.  Executive Compensation                                  32

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management                                          37

Item 12.  Certain Relationships and Related Transactions          38

Item 13.  Exhibits, Financial Statements and Reports on Form 8-K  39

                           SOFTLOCK.COM, INC.

                               FORM 10-KSB


                                 PART I

INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY. SEE "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS."
 NO ASSURANCE CAN BE GIVEN THAT THE FUTURE RESULTS COVERED BY THE FORWARD-LOOKING STATEMENTS WILL BE ACHIEVED. THE FOLLOWING MATTERS INCLUDE CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS WITH RESPECT TO SUCH FORWARD-LOOKING STATEMENTS, INCLUDING CERTAIN RISKS AND UNCERTAINTIES, THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FUTURE RESULTS COVERED IN SUCH FORWARD-LOOKING STATEMENTS. OTHER FACTORS COULD ALSO CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FUTURE RESULTS COVERED IN FORWARD-LOOKING STATEMENTS.

ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

     SoftLock.com, Inc. ("SoftLock.com" or the "Company") was incorporated under the name Fieldcrest Corporation in the State of Delaware in December, 1989, for the primary purpose of seeking out acquisitions of properties, businesses or merger candidates, without limitation as to the nature of the business operations or geographic area of the acquisition candidate. In August 1991, the Company completed an initial public offering, receiving proceeds of $47,250 from the sale of 4,725,000 Units, consisting of Common Stock and Class A and B Warrants (the "Warrants"). The Company's offering was subject to the Colorado Securities Act, which required the placement into escrow of $19,440 of the net proceeds of the offering until the completion of a transaction or series of transactions whereby at least 50% of the gross proceeds received from the sale of Units in the offering was committed for use in one or more specific lines of business. The escrow condition had not been satisfied as of the fourth anniversary of the initial public offering, and accordingly, the Company distributed those funds pro rata to those persons who were owners of the shares of Common Stock purchased in the offering. The Warrants which were included in the Units sold in the public offering expired February 12, 1999.

     On July 28, 1998, the Company and SoftLock Services, Inc. ("SSI") consummated an Agreement and Plan of Reorganization whereby the Company acquired all of the issued and outstanding common shares of SSI in exchange for the issuance of 7,097,266 shares of the Company's Common Stock. The Company has accounted for the transaction as a reverse acquisition under the purchase method of accounting. The fiscal year of the Company was changed from March 31 to December 31 to correspond to the fiscal year of SSI.

     Subsequent to the reverse acquisition of SSI, the Company changed its name from Fieldcrest Corporation to SoftLock.com, Inc. to better reflect the ongoing business of the Company. The Company's trading symbol was also changed to "SLCK". The Company's Common Stock currently trades on the over the counter Bulletin Board. In August 1998, the Company effected a 1 for 50 reverse split of its Common Stock. All numbers in this Report reflect the reverse split.

     Except as otherwise noted, all references to the "Company" include SoftLock.com, Inc. and its subsidiary, SSI.

BUSINESS OF THE COMPANY

     The Company, through its wholly owned subsidiary, SSI, provides a system that allows commercial web sites to sell digital content on demand. Publishers of digital products, including research reports, newsletters, electronic books and software, use the Company's software to "SoftLock-enable" their products. These products may then be freely distributed on the Internet or by CD-ROM. When a prospective end-user receives a SoftLock-enabled product, the prospect can view a portion of the final product (i.e. "demo" the product). The prospect can then instantly purchase access to the complete product 24 hours a days, seven days a week via the World Wide Web, e-mail or fax. The end-user then has permanent access to the product for the user's own use. The end-user is also encouraged to copy the product and redistribute it to friends or colleagues because SoftLock-enabled products automatically return to "demo" mode and invite another purchase when copied from one context to another.

     The Company's patented system (US #5,509,070) for information commerce allows commercial web sites to sell their electronic information simply and securely. Because SoftLock-enabled content can be instantly purchased and re-distributed, but not pirated, the technology is useful in many markets, but especially for information "publishing" web sites (news, media, finance, research, etc.). Until now, commercial "publishers" (a generic term for the owner of the intellectual property, which includes traditional print publishers, web-based information services, media and research sites) have hesitated to place their most valuable content on the Internet because it has been too easy to infringe their copyright, make unlimited numbers of copies, and redistribute their information products. As a result, publishers either give away less valuable content in hopes of generating traffic for advertising revenue, or they password-protect their web site and charge subscription fees for access. The Company believes neither approach really works: few sites are popular enough for significant ad rates and subscription sites exclude casual users and deter first-time purchases, while affording publishers little real protection--content and passwords can still be pirated.

     The Company has introduced a third business model for commercial web sites. Rather than giving content away or requiring visitors to subscribe to all of a site's content in advance, publishers can now charge for specific content on demand. Most importantly, the content remains secure and generates revenue NO MATTER HOW MANY TIMES IT IS COPIED AND REDISTRIBUTED. With the Company's product, publishers are now able to sell their most compelling and valuable content.

     The three main software elements of the Company's system are Authoring (so publishers can SoftLock-enable their content), Client (for users to purchase and view SoftLock-enabled content) and Server (for providing the various SoftLock.com services: web and telephony systems for key vending
and credit card clearing, database systems, etc.).   Since HTML and Adobe
Acrobat Portable Document Format (PDF) files are the de facto standard for publishing documents online, the Company's next generation system will target these two main "platforms." Subsequent releases of the SoftLock.com system will add support for additional "platforms."

HOW IT WILL WORK

     It will be very easy for publishers to adopt the SoftLock.com system.
The Company will provide easy to use tools for publishers to "SoftLock-enable" their documents. Publishers will specify a few parameters (such as price, which parts of the document are free in the sample and which parts must be purchased) and will then save the file and receive all SoftLock.com benefits: turnkey E-commerce, the Chain Reaction Channel, the SoftLock.com Affiliate System, and intellectual property security, among others.

     The SoftLock.com system will also be quick and easy for prospects. When visiting a publisher's web site a prospect would click on a normal hyperlink. The prospect would then be able to view a portion of the document and with a simple click would be invited to purchase the document or pass it on to another prospect.

     This purchase button is linked to www.softlock.com where server software will determine whether the requisite SoftLock.com client software is on the prospect's computer. If not, the server will automatically download and install any required software (after obtaining permission from the customer). When SoftLock.com's client software is set up (or if it is already set up from a previous purchase), the prospect will be taken through a quick purchase process where name, address and credit card information will be gathered. Finally, the server will give instant access to the complete document by generating and installing a key on the user's system that is unique to that product and that user's computer.
Alternative purchase methods work similarly, albeit slower. If the purchaser uses 1-800-SOFTLOC, for instance, their purchase information will be submitted to the Company's interactive voice response system via touch-tones.

     The SoftLock.com client software will work in a very straightforward manner. Whenever a user tries to display a document that uses the SoftLock.com security method, the SoftLock.com plug-in will check for a valid key for this document on their machine. If there is a valid key, it will decrypt and display the complete document. If the key is missing or is invalid, then it will only display the free sample content and invite a purchase.

     Throughout the process, both prospects and customers will be encouraged to pass along the content to their friends and colleagues.
Other than the fact that the document will be coming from a friend in e-mail rather than from a publisher's web site, the SoftLock.com system operates exactly the same way. The PDF document would display in Acrobat Reader, the prospect can peruse the sample and can purchase the complete document at any time simply by clicking a button.

THE CHAIN REACTION CHANNEL

     The Company believes its patented system of software products and vending services will revolutionize information commerce, because it builds copyright protection, payment processing, and a distribution system right into the product. Rather than resist the user's natural tendency to copy and redistribute digital content (as other systems do), the Company actually makes redistribution work to the publisher's advantage:

     - Prospects can easily view free, limited "samples" of electronic information (for example, document abstracts and initial sections). The prospect is encouraged to send the sample to anyone who might be interested in it.

     - When prospects try to see more than is in a sample, they are invited to purchase the complete product. One mouse click brings them to www.SoftLock.com where they enter their name, address and credit card information (all major credit cards are accepted) to obtain a unique key or password. (Alternatively, prospects may dial 1-800-SOFTLOC with their touch-tone phone, or use paper mail, e-mail or fax.)

     - The unique key automatically and permanently unlocks the full product on that customer's computer. (Publishers determine the product's price, and optionally may disallow printing, cutting and pasting, etc.)

     - The customer also is encouraged to send the full product to anyone who might be interested in it. However, when the full product is electronically copied or e-mailed to someone else, it automatically re-locks and becomes a sample again. Sending a key along with the product will not unlock the sample since the key is specific to the original purchaser's computer.

     - When new prospects try to see more than is in the sample, they, too, are invited to purchase the complete product.

     By facilitating the electronic purchase of a full product by those sampling it, the Company turns browsers into customers. By encouraging redistribution to colleagues and friends, the Company turns prospects and customers into distributors. Publishers sell not only to their prospects, they end up selling to the friends and colleagues of their prospects, too. For example,

     Tom was unwilling to subscribe to an analytic research service for $395 per year. But he eagerly purchased a $25 article from their web site that analyzed recent merger activity in his industry. It was important to his job, the price was reasonable and it was convenient. Furthermore, when Tom e-mailed the article to other vice presidents at his company, seven of them also paid the $25 fee; so did fifteen people who report to those vice presidents. The analytic research service received a total of $575, all thanks to Tom, who was unwilling to purchase a $395 yearly subscription.

     The SoftLock.com transaction system effectively leverages its geometric expansion power to create a new, virtual sales channel for publishers. The Company calls its new system, which is currently in development, the "Chain Reaction Channel(TM)". The Chain Reaction Channel is a true sales channel even though there are no employees, no bricks and no mortar. For instance, in the previous example, while the analytic research service sold one report directly to Tom (their web site visitor), the Chain Reaction Channel sold 22 copies (to Tom's colleagues). As is true for any sales channel, when the Chain Reaction Channel sells a product, the Company earns a sales commission (estimated at 10-20%).

     In addition to dramatically increasing sales, the Chain Reaction Channel also decreases costs. Within the Channel, prospects and customers distribute the electronic products themselves, so printing and distribution costs (i.e., manufacturing, warehousing, shipping, returns, etc.) are dramatically reduced. Furthermore, significant reductions can be realized in direct marketing expenditures since, as explained below, the Chain Reaction Channel is a HYBRID of a direct marketing and a sales system.

     MARKETING

     The Company believes the Chain Reaction Channel to be a no-cost, highly targeted, direct marketing mechanism: prospects send samples to pre-qualified acquaintances based on their knowledge of the document and of their acquaintance. Furthermore, since the recipient knows the sender, the receiver is much more likely to read what's sent, to be interested in it and to purchase the document.

     Expanding upon this, the Company believes the Chain Reaction Channel also offers publishers (and the Company) a unique source of marketing data. When purchasing a product, customers enter basic name and address information along with credit card data. To this basic information, the Company's system invites customers to voluntarily provide additional information desired by the publisher (perhaps in return for a discount or some other incentive). Proprietary Company technology will also track the "lineage" of document purchases (i.e., A sent a document to B; B purchased it and sent a copy to C, etc.), and can cross correlate these data with publisher-supplied profiles of the content itself. For instance, profiles might range from broad, classic demographic categories (i.e. "this document appeals to 30-35 year old females of median income") to very narrow document-specific topics (i.e. "a report on Latin American derivative trading during weekends in 1997").

     Taken together, these data sources can reveal valuable "one-to-one" and "community of interest" marketing information. For example:

     A publisher might characterize a product as "interesting to 25-35 year old males in mid-level management positions in Fortune 500 companies." After the product had been sold for a time, an analysis of the Company's marketing database would show particular redistribution "lineages." For instance, it might show that Tom initially bought the product and then passed a locked sample to Mike. Mike subsequently bought the complete product and then passed the locked sample to Jim, who also ended up buying the complete product. Combining the publisher's "characterization" information with the "lineage" of this product tells us that Tom, Mike and Jim are a "community" interested in products for 25-35 year old males in mid-level positions in Fortune 500 companies. When Tom makes additional transactions through the Company's system, this data even becomes more valuable.

     The Company's method also minimizes customer privacy concerns. All information obtained from the customer is routine and/or voluntarily submitted. In the example above, Tom, Mike and Jim were not required to supply any information beyond what is typical when paying by credit card. It is the publisher who supplies the characterization information, and it is the Company which derives the valuable community of interest and one-to-one data. Furthermore, proprietary data security technology built into the Company's system allows the Company to assure publishers and end-users alike that this data will not be misappropriated or abused.

THE SOFTLOCK.COM AFFILIATE SYSTEM

     In an affiliate program, a vendor seeks alliances with referring sites whose visitors are likely to purchase the vendor's products. A link on the referring site allows a prospect to easily and conveniently purchase a desired product from the vendor. The vendor effects the sale and the referring site earns a referral fee of 5-10%. Thus, the referring web site effectively acts as distribution point or "store" for the vendor.
Affiliate programs are truly win/win/win scenarios for customers, vendors and stores. As a result, affiliate programs have become a standard web marketing tactic.

     The key reason affiliate programs are so successful is because they create effective sales opportunities: vendors appear in front of their best prospects where and when they are most likely to buy. Historically, vendors of information-based products have not been able to use this powerful technique because they were unable to protect their intellectual property.

     In addition to enabling sites to create their own affiliate program, the Company is actively creating an Affiliate SYSTEM. The Company plans to actively help facilitate and create demand for information products (thereby increasing their sales and the Company's commissions) through the SoftLock.com Affiliate System. The Company's Affiliate System will connect a wide variety of information-providers (grouped into "channels," such as the Financial Channel, the Consumer Channel, etc.) with a wide variety of stores (grouped into "districts" such as the Financial District, the High-Tech District, etc.). For example,

     TLG Inc., a financial information publisher would not sell its valuable TLG Reports online because of piracy concerns. The Company's technology removed those barriers and allowed TLG to sell their reports from their web site. Furthermore, by joining SoftLock.com's Affiliate System, TLG was able to get instant exposure at a host of additional stores from which they could sell their reports.

     One of those stores was the web site of the Metropolitan Daily Press. The Daily Press was happy to place a button on the web page that displayed closing mutual fund prices. This button enabled its users to purchase TLG reports for $5.00. The Daily Press was offering value-added content (more than a simple listing of prices, it could offer cutting edge analysis from a respected research service) that made its site more attractive and useful to its users while earning a referral fee.

     Mary was a little nervous about her $20,000 investment in Funds
     R Us and noticed the TLG button while checking Fund prices on the Daily press web site. The sample report was so timely, appropriate and reasonably priced she readily purchased the full report. Indeed, the full report was so satisfying she sent it to 10 other people in her investment club, many of whom had never even visited the Daily Press web site. Nonetheless, their subsequent purchases translated into additional sales for TLG, referral fees for the Daily Press, and commissions for SoftLock.com.

The Company believes all parties benefit from this system: publishers get a turnkey affiliate system that offers a broad distribution of stores from a wide variety of districts, yet there are no up-front fees, no e-commerce projects to manage, no commerce servers to buy and no employees to manage. Publishers are also able to control which stores may offer their content and under what terms.

     Stores become more attractive to users by offering a broader selection of more valuable content. The Company believes that the truism, "you get what you pay for" is generally accurate: if people are willing to pay for it, it is more valuable than free content. Furthermore, not only is this attractive content available without charge to the store, the store is actually paid when sales are made! Indeed, the store can earn fees even when users pass content on to associates (who may not even have visited their store).

     The Company believes it will benefit from the Affiliate System greatly, even though there are no specific charges to stores or publishers for participation. Rather, the Company is developing it to:

     - Create demand for content by facilitating sales opportunities. As in the above example, at the time and place that Mary was thinking about her mutual fund, she had an opportunity to purchase a report. It is far less likely that Mary would have sought out TLG's site on her own. Mary might not know the company, she probably wouldn't know their URL and, in light of other available investment information sites, she might assume she would have to pay for an expensive subscription just to get the one report she wants. The Company believes that creating demand for content will accelerate the transition from an emerging to a broad market.

     - Build a SoftLock.com brand identity. As more stores join the Affiliate System, it becomes more attractive to publishers and as more publishers join, it becomes more valuable to the stores. Momentum starts to build and at a certain point, a critical mass is reached and SoftLock.com becomes the way to sell electronic information. From that point forward, the Company anticipates a future high growth rate.

     Thus, the Company's marketing programs, like its technology, will capitalize on the web's potential for exponential growth.

PATENTS, INTELLECTUAL PROPERTY AND LICENSING

     The Company's patent (US #5,509,070) was issued on April 16, 1996. Authored by SSI's founder and the Company's President, Dr. Jonathan Schull, the patent covers the computer and telecommunications technologies that implement the Company's business. A fundamental, primary claim protects the concept of a central key vending system for context-locked digital content. These keys unlock specific content in a particular context. The patent defines "context-specific" broadly, and explicitly addresses non-hardware-based contexts, such as voiceprints. It also broadly defines digital content to include essentially all digital information: documents, videos, music, data files (for example, Excel .xls files), as well as executable programs (for example, Excel itself). A Continuation in Part which also includes new material relating to the gathering and utility of the Company's marketing data is pending with the U.S. Patent and Trademark Office.

     The Company has a registered trademark for SoftLock and has registered the following Internet domains: www.passwords.com, www.passiton.com, www.softlock.com. and www.selfpublish.com. In addition, the Company uses the easily remembered number (800)SOFTLOC for its telephone transaction system.

     In June 1998, the Company entered into a Consulting Agreement with Inso Providence Corporation ("Inso"), one of the key vendors in the Document Management Industry, pursuant to which the Company provided development and marketing services for Inso's Dyna family of products and granted Inso a license to use the Company's software in its Dyna products. During the term of the Inso Agreement, the Company provides up to three hours per week or one on site day per month to Inso. The Company received a $25,000 advance against licensing fees upon signing the Inso Agreement, and receives $2,000 per month. The Document Management Industry, in particular, represents a significant opportunity for the Company, given the existence of established vendors and their need for a document commerce offering. INSO and the Company are currently co-developing a SoftLock.com-module to augment their large-scale corporate publishing systems. This module is currently scheduled for release in the first quarter of the year 2000.

     The Company's approach to redistributable but non-pirateable digital products is applicable to the software and new media markets as well. However, while these are large and lucrative markets, a relatively small number of well-entrenched, well-financed distributors are already in place (Release Software, Time Warner, Liquid Audio, Music Blvd, etc.). The Company's patent applies to these markets, and the Company believes there is a future (12-24 months out) business opportunity to license the Company's patent to these companies and to other emerging markets, such as computer based training.

MARKETING

     The Company intends to reach the market through a leveraged combination of Direct, Reseller and OEM channels. The Company intends to sell its e-commerce service to web-based publishers and stores directly. Through the Chain Reaction Channel and SoftLock.com Affiliate System, the Company hopes to develop a network of resellers of its e-commerce service. These resellers will be drawn from companies focused on specific vertical markets, such as financial and traditional publishing, or from companies whose business is based on complementary technology, just-in-time printing and e-commerce.

     The Company also plans to continue to build an OEM channel. Unlike Resellers who will be interested in the Company's overall business capabilities, the Company believes OEMs will be more interested in the Company's core security and e-commerce technology. For example, the Company will be directly supporting the distribution of HTML and PDF documents with the next release of its technologies. There are, however, a number of other content distribution formats or "platforms" that would benefit from the Company's core intellectual property protection technology as well as its transaction vending system. The Company will develop relationships with OEM partners who will adapt the Company's technology and market the adapted technology and vending system for these new platforms.

     The Affiliate System is intended to operate broadly across the Internet, creating a distribution system linking a publisher with many stores. Once a prospect finds interesting content on ANY of these sites, the Chain Reaction Channel can sell and resell that content down through the pass-along chain.

     The Company believes the Affiliate System will build a prominent brand identity for selling digital information over the Internet for the Company. Companies such as Yahoo and Amazon.com have proven the value of staking the first branded claim in a valuable, new Internet business opportunity. The Company believes the Affiliate System will grow rapidly through the actions of the Company, its Resellers and OEMs and its high-reward and low-risk appeal. The Company will earn a commission on each sale, and gather valuable marketing data for resale. The Company's patent(s) will also be licensed for both monetary and strategic gain.

     The Company estimates its markets in terms of the number of potential customers, instead of dollars. The market research firm ActivMedia reports that there were 414,000 active commercial web sites at the beginning of 1998 (double the number in 1997) and by 2002, they project there will be
1.6 million web sites online. Nearly all of these sites are prospects for the Company (except for the few who can survive using the advertiser or subscription model). The research firm IDC estimates that in the year 2002, 128 million people will be purchasing $400 billion worth of goods and services over the Internet (103% compound annual growth over five years).

EVOLVING OPPORTUNITIES

     Initially, the Company intends to focus on the web-oriented, information commerce market through direct and indirect means. The Company will also expand its OEM position in the Document Management market. Over time, the Company anticipates that it will license it patent to companies in the software, digital music or video markets. Finally, marketing data from these markets will be used to build and enhance the marketing database business.

COMPETITION

     The Company believes its strength lies in its integration of technologies and services from three distinct market areas: electronic commerce, copyright protection, and data security. Companies operating in each of these markets might be viewed as competitors, but since they offer only partial, incomplete solutions, the Company believes they are not true competitors.

     ELECTRONIC COMMERCE. Electronic Commerce companies such as CyberCash, TrustNet and OpenMarket sell technologies and services for secure payment, back-end processing of orders, logistics and the shipping of goods. Information Commerce, which refers to the sale of information-based goods, would seem to be a simple extension of E-commerce technology. However, several companies, such as Imark, First Virtual's Info Haus and Paul Allen's IdeaMarket, that have attempted to combine E-commerce with electronic delivery of unprotected, easy-to-pirate digital goods have gone out of business or stopped selling digital goods. Similarly, the Company believes that only companies providing valuable, up-to-the-minute, short-life-time news with a minimal redistribution threat, such as the WALL STREET JOURNAL will be successful at implementing revenue producing subscription-model web sites.

     The Company believes the biggest concern in e-commerce is not facilitating secure payments nor shipping of goods, but rather protecting the lasting value of the publisher's digital product. Unless information merchants are confident that their first few digital sales will not be their last, they will not offer their most valuable intellectual properties in digital form. As a result, copyright protection is of utmost importance to the publishing community today.

     COPYRIGHT PROTECTION. A number of companies offer copyright protection products and services. Digital watermark companies, such as Digimarc, embed an indelible copyright notice into a digital document, and copy protection companies, such as Rainbow and Aztech, attempt to prevent unauthorized re-distribution. The Company believes these approaches do not solve the problem. Digital watermarks do not prevent piracy or redistribution of electronic documents; they only make it possible to prove, after the fact, that piracy has occurred. Moreover, because watermarks offer few clues to the pirate's identity, they provide little real deterrence. Watermarks are potentially useful in preventing commercial webmasters from appropriating content that they do not own, but they neither prevent end user piracy nor facilitate information commerce.

     While copy protection or prevention techniques make piracy difficult, they also inconvenience end-users who often need to backup and restore
data.   For this reason, and because it prevents publishers from exploiting redistribution, copy prevention has been soundly rejected in the software market.

     The Company believes that systems which prevent piracy while allowing, and even exploiting, the exponential potential of end-user redistribution are needed. This in turn requires that the content be consistently protected.

     DATA SECURITY. Data security companies (such as RSA) typically assume that the sender and receiver of a document are trustworthy, whereas the communication channel between them must be secured (for example, since you and your bank have an interest in keeping your account information private, protection is only required during transit). To achieve this, data security companies use public-key and other sophisticated encryption technologies. Once information is transmitted, however, such systems typically leave the data in an unprotected, easy-to-pirate form.

     In contrast, SoftLock.com's patented system does not assume that the receiver is particularly trustworthy. The Company's system makes piracy very difficult and compliance (payment and sanctioned-redistribution) extremely gratifying. Using encryption technology (from RSA and other data security companies), the Company's system ensures that the complete document can only be decrypted in the presence of a valid, purchased, key. Since the decryption is done only as the data is being rendered on the screen, there is never an unprotected copy of the document to be found on the user's hard drive. Since the key required is specific to the authorized computer, the product automatically becomes a sample again when it is redistributed (thus providing copyright protection). And since the sample invites, facilitates, and instantly gratifies purchase from the next user (and the next), the Company believes its system offers publishers an effective and complete solution for Information commerce.

     COMPETITORS.   For at least five years, InterTrust has been developing
and publicizing a secure envelope system called the DigiBox, along with a Rights Management system transaction processing system. Their vision is not only to facilitate purchase of digital goods of ALL KINDS (documents, software, video, etc.) but to track and disperse payments to ALL PARTIES in the so-called digital "value chain," which consists of authors, editors, copy-editors, illustrators, proofreaders, anthologists, and so on. InterTrust is not attempting to run the highly complicated service business their technology is intended to support. Rather InterTrust is recruiting partners who will purchase, integrate and customize InterTrust's complex and expensive technologies, and then run information-security, service businesses in specific markets (such as software, or healthcare). None of InterTrust's systems have been publicly demonstrated. InterTrust's first partner, originally called Rights Exchange, is now called Reciprocal, Inc.

     Because Reciprocal, Inc. is positioning itself as a service business for information commerce, it is probably the Company's closest competitor. Since Rights Exchange has yet to release its first system, however, it has not been possible to test its efficacy against the claims made in the marketing materials. Further, the Company believes that if InterTrust and Reciprocal do eventually deliver a system that mirrors the Company's model of a software-only system that locks digital content to particular contexts, these companies will likely become candidates to license the SoftLock.com patent.

EMPLOYEES

     The Company currently employs two full time individuals in management and sales and two part-time administrative employees in its Rochester, NY office. The Company also employs one full-time manager, one full-time marketing professional, one full-time administrative employee and one full-time developer in its headquarters in Maynard, MA. The Company also employs two full-time developers in home offices in Seattle, WA. None of the Company's employees are the subject of a collective bargaining agreement. The Company believes that relations with its employees are good.

CUSTOMERS

     For the years ended December 31, 1998. and 1997, one customer accounted for a total of approximately 37% and 50% of password revenues, respectively.


                              RISK FACTORS

     The Company's shares of Common Stock are speculative in nature and involve a high degree of risk. Prospective investors should carefully review all of the other information set forth in this Annual Report on Form 10-KSB and the Exhibits filed herewith.

LIMITED OPERATING HISTORY; ANTICIPATED FUTURE LOSSES

     The Company was formed in 1989 but did not engage in any business activities until its acquisition of SSI. Until recently, SSI was engaged primarily in research and development activities. As a result, the Company has only a limited operating history on which investors can base an evaluation of the Company's business and prospects. The Company's prospects must be considered in the light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in the new and rapidly evolving markets, such as online commerce, using new and unproven business models.

     In addition, the Company has suffered recurring losses from operations since its inception and has recorded limited revenues to date and expect to operate at a loss for the foreseeable future. For example, the Company incurred a loss of ($609,232) for the fiscal year ended December 31, 1998, and its accumulated retained earnings deficit is ($1,991,849) through December 31, 1998. The following have been, and are likely to continue to be, the principal causes of the Company's losses:

     - start-up costs, such as the costs of establishing facilities, building the Company's infrastructure and employing personnel;

     - costs of developing the technology and systems used in the Company's software;

     - costs of developing the Company's brand and corporate identity, including marketing and public relations costs.

DIFFICULTY IN PREDICTING RESULTS OF OPERATIONS

     Planning the development of the Company's business, and accurately predicting its future revenues and expenses, is difficult because the Company's business and the industry in which it competes are in the early stages of development. The Company also expects that, as in many new industries, there will be intense competition. The Company's potential customers and users are and will be intensely competitive. The Company's potential customers may experiment with many different products until it becomes apparent which products work best. At this early stage of the Company's growth, its business and financial condition could be damaged materially by cancellation or non-renewal of existing or future client contracts. As a result, the Company's revenues could fluctuate during any fiscal year, which may, in turn, cause the price at which the Company's stock trades to be subject to substantial volatility. It is likely that in one or more future quarters operating results will fall below the expectations of securities analysts and investors. If this happens, the trading price of the Company's Common Stock would almost certainly be materially and adversely affected.

     The Company expects to continue incurring net losses through 1999 as it continues to develop products and expand its marketing strategy. There can be no assurance that the Company will achieve profitability in the future or maintain profitability, if achieved, on a consistent basis.

NEW BUSINESS MODEL; DEPENDENCE ON CONTINUED GROWTH OF ONLINE COMMERCE

     The Company's business model is based on an analysis of consumer behavior with respect to digital products and the development of an alternative channel for the sale of digital content and a new transaction processing infrastructure. The market for the purchase of products and services over the Internet is a new and emerging market. The Company's future revenues and profits and, in part, its business model depends on the willingness of consumers to conduct online commerce and the demands of companies for securely distributing proprietary content on the Internet. Rapid growth in the use of and interest in the Internet and other online services is a recent phenomenon. This growth may not continue. A sufficiently broad base of consumers may not adopt, or continue to use, the Internet as a medium of commerce. Demand for and market acceptance of recently introduced products and services over the Internet are subject to a high level of uncertainty, and there are few proven products and services. For the Company's revenues to grow, consumers who have historically used traditional means of commerce will instead need to elect to purchase products and services online, and sellers of products and services will need to adopt or expand use of the Internet as a channel of distribution.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

     Based upon the Company's current operating plan, the Company anticipates that its currently available funds will be sufficient to satisfy its anticipated needs for working capital, capital expenditures and business expansion through the release of the Company's next generation technology in the summer of 1999. The Company anticipates the need to acquire additional capital during calendar year 1999 to continue operations and to fund additional product development and expansion plans. The Although the Company is currently in discussion with a number of prospective financing sources, the Company currently does not have any commitments for additional financing. The Company cannot be certain that additional financing will be available when and to the extent the Company would need it, or that it would be available on favorable terms. If adequate funds are not available on acceptable terms, the Company may not be able to fund its expansion, develop or enhance its products or services or respond to competitive pressures.

EFFECTIVE MANAGEMENT OF GROWTH

     The Company's goal is to develop an alternative channel for the sale of digital content through the development of new tools for publishers, a new transaction processing infrastructure, and a number of related marketing initiatives in 1999. The Company also may acquire other companies which have businesses synergistic to that of the Company. Such expansion could place a significant burden on the Company's existing resources, and may require the Company to implement additional operating, software development and financial controls, install additional reporting and management information systems for transaction processing, customer service, and financial reporting, improve coordination among marketing, software development, and finance functions, increase capital expenditures and to hire additional personnel. In addition, the Company would be required to install additional reporting and management information systems for transaction processing, customer service, and financial reporting. There can be no assurance that the Company will be able to successfully manage any substantial expansion of its business, including attracting and retaining qualified personnel. A failure to do so could have a material adverse effect on the Company's operating results.

PROPRIETARY RIGHTS AND LICENSES

     The Company's success depends in part on its ability to enforce intellectual property rights for its technology and software, both in the United States and in other countries. The Company currently holds one patent (US#5,509,970), which was issued on April 16, 1996, which covers the computer and telecommunications technologies that implement the Company's business. In addition to the protection provided by the patent, the Company's software is protected by copyright and the use of contractual restrictions (such as confidentiality agreements) and license agreements that restrict the unauthorized distribution of the Company's proprietary data. The Company may file additional applications for patents, copyrights, and trademarks as management deems appropriate. While the Company has attempted to limit unauthorized use of its software products or the dissemination of its proprietary information, no assurance can be given that

     - the Company be able to retain its proprietary software rights and prohibit the unauthorized use of proprietary information;

     - any patents, copyrights, or trademarks the Company may obtain will be sufficiently broad to protect its products, or that applicable law will provide effective legal or injunctive remedies to stop infringement on the Company's patent(s), trademarks, or copyrights;

     - any patent, trademark, or copyright which the Company obtains will not be challenged, invalidated, or circumvented;

     - intellectual property rights which the Company obtains will provide competitive advantages; or

     - the Company's competitors will not independently develop technologies or products that are substantially equivalent or superior to those of the Company and that are not covered by the Company's issued patent.

     In addition, if the Company's software products infringe upon the rights of others, the Company may be subject to suit for damages or an injunction to cease the use of such products. Except as noted under "Legal Risks," below, the Company is not currently aware of any claims or infringements of the Company's software products upon the rights of others.

LEGAL RISKS

     The Company's wholly owned subsidiary, SSI, is one of approximately 18 defendants in an action in the United States District Court for the Southern District of New York entitled E-DATA CORP. V. COMPUSERVE INC. ET AL, filed August 23, 1995. The action alleged infringement of the so-called Freeny patent. The plaintiff sought judgment declaring the validity of its patent and further declaring that each of the defendants has infringed the plaintiff's patent; enjoining further infringement; and treble damages plus attorneys fees and costs and disbursements. On March
12, 1999, the Court entered a Stipulated Order and Judgment that, based on the interpretation of the claims of the subject patent as determined by the Court in its May 13, 1998 Order, SSI has not in the past infringed, nor is it now infringing, any claim of the subject patent because no method, system or apparatus of SoftLock includes any of five specific limitations set forth in the Court's May 13, 1998 Order. Judgment has been entered in SSI's favor and the patent owner's claims have been dismissed on the merits. The patent owner has indicated that it intends to appeal the Stipulated Order and Judgment. Although the Company and its counsel are unable to predict the outcome of the appeal with any reasonable degree of certainty, SSI and other defendants will continue to defend their positions vigorously.

     Other patent-related suits are possible, including legal actions which might be pursued to litigate or defend the Company's patent, and the outcomes and expenses cannot be predicted. Liability lawsuits are also risks to be considered. The Company makes tools for protection of intellectual property, but there can be no assurance that such protections will not be breached, resulting in lost revenues for which the Company might be held responsible. Similarly, the software which incorporates the Company's tools can have adverse consequences which might lead to claims of liability against the Company.

SUBSTANTIAL COMPETITION AND TECHNOLOGY

     There are many software developers and companies concentrating their efforts on the issues related to the digital distribution of software and content. New technology and solutions that address these issues are regularly being proposed and tested. While management believes that the Company's method for the marketing, distribution and sale of content on the Internet is unique, there are numerous competitive methods and business models under which the Company's prospective clients could choose to distribute and/or sell their content. Some of these alternative methodologies are supported by companies with substantially greater personnel, financial resources and an established customer base available to them than does the Company. There can be no assurance that the Company will be able to convince its prospective customers of the merits of the Company's system or that the Company will be able to compete with these competitors successfully.

DOMAIN NAMES

     The Company currently holds the Internet domain name "softlock.com," as well as various other related names. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change.
Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, the Company may not acquire or maintain the "softlock.com" domain name in all of the countries in which the Company may conduct business.

     The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear.
Therefore, the Company could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of the Company's trademarks and other proprietary rights.

LICENSES

     In the future, the Company may license portions of its intellectual property, including its issued patent, to third parties. To date, the Company has granted a license to EarthWeb, LLC.

YEAR 2000 RISKS

     The risks posed by Year 2000 issues could adversely affect the Company's business in a number of significant ways. Additionally, the Company faces risks to the extent that suppliers of products, services and systems purchased by the Company, and others with whom the Company does business on a worldwide basis, do not have business systems or products that comply with the Year 2000 requirements. Additionally, the Internet could face serious disruptions arising from the Year 2000 problem.

     The Company is currently expending resources to review its products and services, as well as our internal management information systems in order to identify and modify those products, services and systems that are not Year 2000 compliant. The Company expects such modifications will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on its operating results. The Company, however, cannot guarantee that its own systems will be Year 2000 compliant in a timely manner, that any third parties who provide us with products, services or systems will be Year 2000 compliant in a timely manner, or that there will not be significant interoperability problems among information technology systems which may utilize the Company's technology. The Company also cannot guarantee that consumers will be able to visit the Company's Web site without serious disruptions arising from the Year 2000 problem. Given the pervasive nature of the Year 2000 problem, the Company cannot guarantee that disruptions in other industries and market segments will not adversely affect the Company's business.

DEPENDENCE ON PERSONNEL

     The Company's ability to carry out its proposed activities is dependent, to a substantial degree, on a limited number of personnel, including Keith Loris, (Chief Executive Officer and Chairman), Jonathan Schull (President), Martin Presberg (Vice President of Operations), Robert Shuchatowitz (Director of Engineering), Leila Dillon (Director of Marketing), Edward Hazen (Director of West Coast Development) and Neal Gronlund (Programmer). Of these, only Keith Loris and Jonathan Schull are currently subject to employment agreements or employee non-compete agreements. There can be no assurance that the Company will be able to retain such personnel. The Company's success is also dependent on the Company's ability to recruit and motivate high quality personnel. If the Company fails to retain the services of one or more of these persons or if the Company is unable to attract a sufficient number of skilled employees, the Company's operations may be adversely affected. The Company does not currently maintain any key man insurance on any of its officers, directors, or significant employees.

NO DIVIDENDS

     The Company has not paid any cash dividends on its Common Stock and does not contemplate paying dividends in the foreseeable future. It is management's present intention to retain future earnings, if any, for use in the Company's business.

SHARES ELIGIBLE FOR FUTURE SALE

     Of the 9,688,208 shares of our issued and outstanding Common Stock as of the date of this Report, 9,276,666 shares are "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act or are restricted from sale by agreement with the Company. Of this amount, 7,097,266 shares will become available for sale under Rule 144 or otherwise in late July 1999. Currently there is only a limited public market for the Company's shares of Common Stock, and there can be no assurance that this market will continue. Sales of substantial amounts of shares of Common Stock by shareholders pursuant to Rule 144 or otherwise could adversely affect the then market price of the Company's stock and make it more difficult for the Company to sell equity securities in the future at a time and price which it deems appropriate. The Company is unable to predict the effect that sales made in the future under Rule 144 or otherwise may have on the then prevailing market price of the Common Stock. The possibility exists that the sale of these shares may have a depressive effect on the price of the Company's Common Stock.

LOW VOLUME TRADING; POSSIBLE VOLATILITY OF STOCK PRICE

     The Company's Common Stock is listed for trading on the OTC Bulletin Board, has traded in only small volumes and has been subject to a certain amount of volatility in the price. No assurance can be given that a more active market will develop or that a shareholder will be able to liquidate his/her investment without considerable delay, if at all. Even should a more active market develop, the price may remain volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the Company's Common Stock. Due to the low price of the Company's Common Stock, many brokerage firms may not be willing to effect transactions in the Company's securities, particularly because low-priced securities are subject to a Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell low-priced (generally those below $5 per share) securities. Consequently, unless and until the market price for the Company's Common Stock increases significantly, or until the Company's Common Stock is admitted for trading on Nasdaq or another exchange, brokerage firms may be reluctant to trade the Company's Common Stock.

PENNY STOCK REGULATION

     If the Company is unable to meet the Nasdaq listing or maintenance requirements and the price per share of the Company's Common Stock were to drop below $5.00 per share, then the Company's Common Stock would become subject to certain "penny stock" rules promulgated by the Securities and Exchange Commission. Under such rule, broker-dealers who recommend "penny stocks" to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

     The SEC has adopted regulations that generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include equity securities listed on Nasdaq and equity securities of a company that has:
(a) net tangible assets of at least $2,000,000, if such company has been in continuous operation for more than three years, or (b) net tangible assets of at least $5,000,000, if such company has been in continuous operation for less than three years, or (c) average revenue of at least $6,000,000 for the preceding three years. Unless an exemption is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a risk of disclosure schedule explaining the penny stock market and the risks associated therewith.

CONTROL BY MANAGEMENT

     The officers and directors own approximately 44.13% of the Company's currently outstanding Common Stock. As a result, if the officers and directors act together, they will have significant influence on the outcome of all matters requiring shareholder approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company's assets) and significant influence on the management and affairs of the Company. Such influence could discourage others from initiating potential merger, takeover or other change of control transactions. As a result, the market price of the Company's Common Stock could be adversely affected.

ANTI-TAKEOVER PROVISIONS

     The Board of Directors of the Company has the authority to issue up to 2,000,000 shares of Preferred Stock, and to determine the price and the terms (including preferences and voting rights) of those shares without shareholder approval. Although the Company has no current plans to issue shares of Preferred Stock, any such issuances could:

     - have the effect of delaying, deferring or preventing a change in control of the Company;

     - discourage bids for the Common Stock at a premium, over the market price; or

     - adversely affect the market price of, and the voting and other rights of the holders of, Common Stock.

     The Company is subject to certain Delaware laws that could have the effect of delaying, deterring or preventing a change in control of the Company. In addition, certain provisions of the Company's Certificate of Incorporation and By-laws, and the significant amount of Common Stock held by the Company's officers and directors, could together have the effect of discouraging potential takeover attempts or making it more difficult for shareholders to change management.


            SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements under "Description of Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Report and in the Company's periodic filings with the Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors what may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Report.

     In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates." "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

ITEM 2.  DESCRIPTION OF PROPERTY.

     Through December 31, 1998, the Company's principal offices were located in Rochester, New York and consisted of approximately 1,500 square feet. The offices were leased on a month-to-month basis, at a monthly rental of $1,400, plus payment of certain incremental costs incurred by the lessor and shared costs of the office complex. The Company may terminate the lease upon 60 days written notice to the lessor.

     On March 4, 1999, the Company signed a seven year lease on approximately 15,600 square feet of office space at in Maynard, MA, commencing June 1, 1999. The monthly rental payments for the first year of the lease is $7,448, which escalates to $14,219 during the second year and $21,114 for the third through the seventh year of the lease. The Company is also obligated to pay additional amounts for the annual operation and maintenance of the building and for taxes.

     Management believes that the Company's insurance policies provide adequate coverage for the contents at all facilities. The lessor of each of the Company's leased facilities is responsible for the building structure itself. The Company could have material adverse consequences if its facilities were destroyed by fire or other disaster without a recovery system in place.

ITEM 3.  LEGAL PROCEEDINGS.

     Other than as set forth below, the Company is not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated for which the Company anticipates a material risk of loss.

     SSI is one of approximately 18 defendants in an action in the United States District Court for the Southern District of New York entitled E-DATA CORP. V. COMPUSERVE INC. ET AL, filed August 23, 1995. The action alleges infringement of the so-called Freeny patent. The plaintiff seeks judgment declaring the validity of its patent and further declaring that each of the defendants has infringed the plaintiff's patent; enjoining further infringement; and treble damages plus attorneys fees and costs and disbursements.

     SSI answered the plaintiff's complaint and counterclaimed for a declaratory judgment that the plaintiff's patent is invalid, unenforceable and is not infringed by SSI. On May 13, 1998, Judge Barbara S. Jones signed a 44-page Opinion & Order in the action. The Opinion & Order provides the Court's determination of the claim scope under MARKHAM V. WESTVIEW INSTRUMENTS, INC. On March 12, 1999, the Court entered a stipulated order and judgment that, based on the interpretation of the claims of the Freeny patent as determined by the Court, the Company has not in the past infringed, nor is it now infringing, any claim of the Freeny patent because no method, system or apparatus of the Company includes any of five specific limitations set forth in the Court's May 13, 1998, Order. Judgment has been entered in the Company's favor and the patent owner's claims have been dismissed on the merits. The Stipulated Order and Judgment leaves open the possibility that the patent owner may appeal the May 13, 1998, Order and the patent owner has said that it plans to do so.

     Although the Company and its counsel are unable to predict the ultimate outcome of the appeal with any reasonable degree of certainty, the Company and the other defendants will continue to defend their positions vigorously.

     Other patent-related suits are possible, including legal actions which might be pursued to litigate or defend the Company's patent, and the outcomes and expenses cannot be predicted with confidence. Liability lawsuits are also risks to be considered. The Company makes tools for protection of intellectual property, but there can be no assurance that such protections will not be breached, resulting in lost revenues for which the Company might be held responsible. Similarly, the software which incorporates the Company's tools can have adverse consequences which might lead to claims of liability against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On July 28, 1998, the following matters were approved by all of the Company's directors and by shareholders holding 4,327,922 shares of Common Stock, which represents a majority of the outstanding shares of Common Stock of the Company, by consent, without calling a meeting of all of the Company's shareholders, pursuant to applicable provisions of the General Corporation Law of Delaware:

     (a) An Amendment to the Company's Certificate of Incorporation to (i) change the Company's name from Fieldcrest Corp to SoftLock.com, Inc.; (ii) effect a 1 for 50 reverse split of the Company's outstanding Common Stock and warrants; (iii) reduce the number of shares of preferred stock from 20,000,000 shares, $.00001 par value to 2,000,000, $.01 par value; and (iv) reduce the number of authorized shares of Common Stock from 500,000,000, $.0001 par value, to 25,000,000 shares, $.01 par value; and

     (b)  The adoption of the Stock Option Plan of 1998.

     The Company did not provide its shareholders with an annual report for the fiscal year ended December 31, 1997.

                                 PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     MARKET INFORMATION. The Company's Common Stock began trading on the Over the Counter Bulletin Board during the third quarter of 1996.

     The following table sets forth the high and low bid prices for the Company's Common Stock for the past two years. The quotations reflect inter-dealer prices, with retail mark-up, mark-down or commissions, and may not represent actual transactions.


                                        High Bid    Low Bid
                                        --------    -------
       1997
           First Quarter                $0.01       $0.01
           Second Quarter               $0.01       $0.01
           Third Quarter                $0.01       $0.01
           Fourth Quarter               $0.01       $0.01
       1998
           First Quarter                $0.01       $0.01
           Second Quarter               $0.04       $0.01
           Third Quarter (1)            $2.00       $1.13
           Fourth Quarter               $5.63       $1.03
       1999
           First Quarter (2)            $7.75       $4.50
________________________
(1) The acquisition of SSI was consummated and announced on July 28, 1998. On August 10, 1998, the Company effected a one for fifty reverse stock split.
(2)  Through March 23, 1999.

     On March 23, 1999, the last reported bid and asked prices for the Common Stock were $7.75 and $8.625, respectively.

     HOLDERS. As of March 19, 1999, the Company had approximately 164 holders of record of the Company's Common Stock.

     DIVIDENDS. The payment of dividends by the Company is within the discretion of its Board of Directors and depends in part upon the Company's earnings, capital requirements, debt covenants and financial condition. Since its inception, the Company has not paid any dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance its operations.

     RECENT SALES OF UNREGISTERED SECURITIES.     In March 1999, the
Company closed a private placement of 1,600,000 shares of Common Stock at $1.25 per share to 59 accredited investors and two non-accredited investors. The Company claims the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering and Rule 506 of

Regulation D. Two brokerage firms, Rocky Mountain Securities, Inc. and Harveston Securities assisted in the sale of the private placement, for which they received commissions of $34,020 and $6,500, respectively.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain statements contained in this report, including statements concerning the Company's future cash and financing requirements, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties which may cause the actual results in future periods to differ materially from what is anticipated.

BACKGROUND

     The Company is a developer and marketer of software tools and password vending services to allow for the secure distribution and sale of software or content over digital media or networks, including the internet. The Company was classified as a development stage company until 1998, with its activities directed primarily toward product research and development, raising capital and marketing its products. As of 1998, the Company's main thrust has shifted from primarily research and development to exploring and tapping new customers to market their products.

CORPORATE STRUCTURE

     The Company currently consists of SoftLock.com, Inc. and its wholly owned operating subsidiary, SoftLock Services, Inc. ("SSI"). During the year, the Company underwent a stock transfer and exchange of 7,097,266 shares of restricted common stock for all of the issued and outstanding shares of SSI, wherein the owners of SSI became the majority owners of the Company. Prior to this transaction, the Company operated as a shell company organized to locate and acquire an operating company. All operations presented herein are those of the acquired operating company. This transaction also resulted in a change in reporting year from March 31 to December 31, the fiscal year end of SSI.

RESULTS OF OPERATIONS

     Total revenues for the year ending December 31, 1998 ("1998"), were $109,402, a 1.2% decrease compared to $110,774 earned during the year ended December 31, 1997 ("1997"). This slight decrease can be attributed to the nearly offsetting changes in license and custom software design fees, which decreased by nearly 44% (approximately $32,000) from $73,600 in 1997 to $41,500 in 1998, and an increase in revenue from the Company's primary product, the sale of passwords and vouchers, of nearly 71% (approximately $27,000), from $37,480 in 1997 to $64,041 in 1998, reflecting an increase in both the number and value of passwords sold.

     Gross profit was $86,236, or 78.8% of revenue in 1998, as compared with $90,428, or 81.6% of revenue in 1997. Although gross profit as a percentage of password sales increased for 1998, it was offset by the decline in licensing sales which generate a higher contribution to gross margin.

     Selling, general and administrative expenses totaled $718,350 for 1998 as compared with $924,029 for the preceding year, a decrease of 22.3%. The primary reason for the decline relates to 1997 expenditures for outside consultants engaged by the company to advise on corporate structuring and financial strategies. Overall, outside consulting decreased by nearly $220,000 (77.2%) from $281,600 in 1997 to $64,200 in 1998. In addition, costs for 1997 include non-cash compensation of approximately $135,000. Savings from the reduction in the use of these outside consultants have been partially offset by the cost of regulatory compliance as a result of the Company becoming an SEC reporting company in July of 1998 and the hiring of additional key personnel in the fourth quarter of 1998.

     Other income increased from $19,950 in 1997 to $24,616 in 1998. This increase relates to increased interest income during the period mostly on earned interest from cash balances and other sources which increased from less than $1,000 in 1997 to over $5,500 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity has been proceeds from the sale of securities in private placements, from which $559,000 was raised during the year ended December 31, 1998 and $660,000 during the year 1997. Cash used in operations totaled $511,000 for the year ended December 31, 1998, as compared with $775,000 for the preceding year. The company, which was classified as a company in the development stage until 1998, has incurred significant and recurring operating losses since inception, including $609,232 in 1998 and $815,278 in 1997. In addition, at December 31, 1998, the Company had working capital (current assets minus current liabilities) and stockholders' equity deficits of $22,147 and $6,671, respectively, as compared to working capital and stockholders' equity surpluses of $29,456 and 46,829 in 1997. The majority of the decrease in working capital can be attributed to an increase in accrued expenses from 1997 to 1998.

     In February 1999, the Company completed a private placement of its Common Stock for $2,000,000. The net proceeds from the placement will be used to finance continued operations, product development and marketing. Management considers this amount to be sufficient to sustain the working capital needs projected by its current business plan for the immediate future. Management's plans contemplate additional capital raising initiatives in order to continue its business plan. The Company is currently in discussion with a number of investment bankers concerning an institutional private placement of its equity securities later in the year.

     The Company's future operating results will depend to a considerable extent on its ability to rapidly and continuously develop, introduce, and deliver existing and planned service products. Should the Company fail to successfully complete the additional capital raising initiatives described in the previous paragraph, it may be necessary to modify its business plan, including the reduction or elimination of some current and planned software development programs.

YEAR 2000 READINESS DISCLOSURE

     Based on the Company's assessment to date, the Company believes the current versions of its software products and services are "Year 2000 compliant" that is, they are capable of adequately distinguishing twenty-first century dates from twentieth century dates. New products are being designed to be Year 2000 compliant. Although the Company's products have undergone, or will undergo, the Company's normal quality testing procedures, there can, however, be no assurance that the Company's products will contain all necessary date code changes. Furthermore, use of the Company's products in connection with other products which are not Year 2000 compliant, including non-compliant hardware and software may result in the inaccurate exchange of dates and result in performance problems or system failure. Any failure of the Company's products to perform, including system malfunctions associated with the onset of year 2000, could result in claims against the Company. However, success of the Company's Year 2000 compliance efforts may depend on the success of its customers in dealing with the Year 2000 issue.

     Although the Company has not been a party to any litigation or arbitration proceeding to date that involves Year 2000 compliance issues with its products or services, there can be no assurance that the Company will not in the future be required to defend its products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, regardless of the merits of such disputes, and any liability of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's business depends on numerous systems that could potentially be impacted by Year 2000 related problems. Those systems include, among others: hardware and software systems used by the Company to deliver products and services to its customers (including software supplied by third parties); communications networks such as the world wide web upon which the Company depends to generate product orders; the internal systems of the Company's customers and suppliers; software products sold to customers; the hardware and software systems used internally by the Company in the management of its business; and non-information technology systems and services used by the Company in the management of its business, such as power, telephone systems and building systems.

     The Company is currently in the process of evaluating its information technology infrastructure in order to identify and modify any products, services or systems that are not Year 2000 compliant. Based on its initial analysis of the systems potentially impacted by conducting business in the twenty-first century, the Company is applying a phased approach to making such systems, and accordingly, the Company's operations, ready for the year 2000. Beyond awareness of the issues and scope of systems involved, the phases of activities in process include: an assessment of specific underlying computer systems, programs and hardware; renovation or replacement of Year 2000 non-compliant technology; validation and testing of critical systems certified by third-party suppliers to be Year 2000 compliant; and implementation of Year 2000 compliant systems. The table below describes the status and timing of such phased activities.

IMPACTED SYSTEMS           STATUS                     TARGETED COMPLETION

Software products sold
 to customers              Completed

Hardware and software      Testing and remediation    Third Quarter 1999
systems used to deliver
products and services

Communication networks     Assessment in process      Fourth Quarter 1999
used to carry products
and provide services

Hardware and software      Completed
systems used to manage
the Company's business

Non-information technology Systems upgraded or        Fourth Quarter 1999
systems and services       replaced, as appropriate,
                           testing and implementation

     In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. This could result in system failures or generation of erroneous information and could cause significant disruption to business activities. The Company is reviewing what further actions are required to make all software systems used internally Year 2000 compliant as well as actions needed to mitigate vulnerability to problems with suppliers and other third parties' systems. Such actions include a review of vendor contracts and formal communication with suppliers to request certification that products are Year 2000 compliant.

COSTS TO ADDRESS YEAR 2000 ISSUES

     The total cost of these Year 2000 compliance activities has not been, and is not anticipated to be, material to the Company's business, results of operations and financial condition. These costs and the timing in which the Company plans to complete its Year 2000 modification and testing processes are based on management's estimates. However, there can be no assurance that the Company will timely identify and remedy all significant Year 2000 problems, that remediation efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations and financial condition.

CONTINGENCY PLANS

     The Company does not presently have a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence. Any failure of the Company to address any unforeseen Year 2000 issue could adversely affect the Company's business, financial condition and results of operations.


ITEM 7.  FINANCIAL STATEMENTS.

     The Financial Statements set forth on pages F-1 to F-13 of this Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company's principal independent accountants did not resign or decline to stand for re-election nor were they dismissed during the Company's two most recent fiscal years. The Company's financial statements for the years ended December 31, 1998 and 1997 were audited by Comiskey & Company, P.C., which had been the auditor for the Company (formerly known as Fieldcrest Corporation), prior to the reverse acquisition of SSI.

     There have been no disagreements between the Company and SSI and Comiskey & Company, P.C. on matters of accounting and financial disclosure.

                                PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

     Set forth below is certain information regarding the directors, executive officers and key employees of the Company as of the date hereof. Service with the Company prior to July 1998 was rendered to SSI.


                                                               OFFICER OR
NAME                     AGE  POSITION                       DIRECTOR SINCE
----                     ---  --------                       --------------

Keith Loris              40   Chief Executive Officer and        1998
                              Chairman of the Board

Jonathan Schull, Ph.D.   46   President and Director             1992

Martin Presberg          35   Secretary, Vice President          1996
                              of Operations, Principal
                              Financial Officer

Rodney Conard            51   Director                           1996

Francis J. Knott         52   Director                           1996

Maurice LaFlamme         47   Director                           1996

     The Directors of the Company are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of the Company are elected annually by the Board of Directors and hold office until their successors are elected and qualified.

     The following sets forth biographical information concerning the Company's Directors and executive officers for at least the past five years.

     KEITH LORIS, the Chief Executive Officer and Chairman of the Board, has been an officer and director of the Company since September 1998. From 1995 until he joined the Company, Mr. Loris was vice president of marketing and new business development at ServiceSoft Corporation of Boston, MA. Previously, Mr. Loris was vice president of technology for the Desktop Document Systems Division of Xerox Corporation from 1991 to 1995, and vice president of technology for NYNEX Image Recognition Systems, Corp. from 1986 to 1991. Mr. Loris received a Bachelors Degree in Biology from Vassar College in 1979 and a Masters Degree in Computer Science from New York University in 1986.

     JONATHAN SCHULL, PH.D. founded SSI in 1992, and has since served as its president and as a director. Prior to founding SSI, Dr. Schull was a tenured professor of Biological Psychology at Haverford College in Haverford, PA. Dr. Schull received a B.S. from Reed College in 1975, and a Ph.D. from the University of Pennsylvania in 1980.

     RODNEY J. CONARD has been a Director of SSI since November 1996. In 1989, he founded Conard Associates, Inc., a consulting firm which helps organizations achieve operational excellence and competitive success. Dr. Conard holds a Ph.D. in Applied Performance Sciences and Organizational Management. Prior to forming Conard Associates, Dr. Conard was a Director with Coopers & Lybrand's Management Consulting Services in Boston, MA.

     FRANCIS J. KNOTT has been a Director of SSI since November 1996. He served and Chairman of the Board from October 1997 to July 1998. In 1992, he founded and has since served as president of ViTAL Resources, Inc., an information age strategy advisor to multimedia communication firms, regulatory bodies, and municipal, state, provincial, and national governments in the United States and Canada. Mr. Knott was the founding CEO of VSI Enterprises, Inc. (NASDAQ), a developer and marketer of video conferencing systems. He was a founding trustee and Board Member for 14 years of the Manufacturers Series Fund, Inc. Mr. Knott served from 1993-96 as the first Chairman of the Information Technology Board for the State of Maryland. Mr. Knott recently served for three years as the President of the International Teleconferencing Association (ITCA), and was inducted into the Teleconferencing Industry Hall of Fame for his leadership contributions to this emerging industry.

     MAURICE LAFLAMME has been a Director of SSI since November 1996. As an investor and adviser, Mr. LaFlamme was instrumental in restructuring the company. From 1976 to 1981, Mr. LaFlamme developed, owned, and successfully sold Taco Villa, Inc. From 1981 to the present, he has been a private investor and financial consultant. Mr. LaFlamme was a director of American Biophysics Corp. from 1992 to 1997.

     MARTIN PRESBERG has been an employee of the Company since January 1996. He served as a Director of SSI from November 1996 to September 1998. He has been Secretary, Vice President of Operations and Principal Financial Officer of the Company since August 1998. Before joining SoftLock, Mr. Presberg was Financial and Technical Manager of Grassroots, Inc., a retail shoe store in Rochester, NY. From 1993 to 1996, Mr. Presberg worked in video production, marketing research, and operations management. Mr. Presberg received a B.A. degree from Cornell University in 1986 and an MBA from the Rochester Institute of Technology in 1993.

COMMITTEES

     The Company's audit committee consists of Francis J. Knott and Maurice LaFlamme. The audit committee serves to oversee the financial management and bookkeeping of the Company, and accepts the report from the Company's independent auditors.

     The Company also has a Compensation Committee, which currently consists of Francis J. Knott and Rodney Conard. The Compensation Committee reviews salaries, bonuses, and other forms of compensation for officers and key employees of the Company and its subsidiaries, and establishes salaries, benefits, and other forms of compensation for new employees. In addition, the Compensation

Committee reviews other matters concerning compensation and personnel as the Board of Directors requests. The Compensation Committee will design the Company's compensation to enable the Company to attract, retain, and reward highly qualified executives, while maintaining a strong and direct link between executive pay, the Company's financial performance, and total stockholder return. The Compensation Committee believes that officers and certain other key employees should have a significant stake in the Company's stock price performance under programs which link executive compensation to stockholder return.

SIGNIFICANT EMPLOYEES

     The following employees make a significant contribution to the business of the Company.

     LEILA DILLON, Director of Marketing, has been with the Company since February 1999. She has overall responsibility for developing and managing the Company's public relations and investor relations efforts. Prior to joining the Company, Ms. Dillon was the manager of marketing communications at ServiceSoft Corporation, the leading provider of web-based customer support technology. Ms. Dillon received a B.A. degree in arts from the University of New Hampshire in 1993.

     ROBERT SHUCHATOWITZ, Director of East Coast Development, has been with the Company since December 1998. He has overall responsibility for managing the development of the Company's next generation system due for release in the summer of 1999. Mr. Shuchatowitz was the chief architect and project leader for Xerox's character recognition products. Most recently, he had his own software consulting firm. Mr. Shuchatowitz received a B.S. in mathematics and physics from Hebrew University in Israel in 1976 and an M.S.E. in Biomedical Engineering from Case Western Reserve University in 1979.

     ED HAZEN, Director of West Coast Development, has been the Company's chief programmer since he joined SSI in September 1994. From 1991 until joining SSI, Mr. Hazen worked as a freelance programmer and consultant in Rochester, NY. In 1982, Mr. Hazen founded Resources, Incorporated, solar heating and energy conservation system consultants, designers and installers in Rochester, NY. He served as president of Resources, Incorporated from 1982 to 1991. Mr. Hazen received a B.S. degree from Rensselaer Polytechnic Institute in 1981.

     NEAL GRONLUND, Core Programmer, has been responsible for the development of many of the Company's core algorithms and tools since June 1996. Mr. Gronlund worked as a programmer at the Boeing Corp. in Seattle, WA from 1987 to 1997. Mr. Gronlund received a B.S. degree in Electrical Engineering from the University of Washington in 1972 and a Master of Software Engineering degree from Seattle University in 1986.

FAMILY RELATIONSHIPS

     There are no family relationships between the officers and directors of the Company.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     No officer, director, significant employee, promoter or control person of the Company has been involved in any event of the type described in Item 401(d) of Regulation S-B during the past five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Not applicable.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth information regarding compensation paid to the Company's CEO and the other executive Officers of the Company who received in excess of $100,000 of salary and bonus from the Company during the fiscal year ended December 31, 1998:

                                                        Long-Term
                        Annual Compensation ($$)   Compensation Awards
                        ------------------------   -------------------
                                                   Restricted
Name and                                            Stock     Options        Other
Position             Year    Salary     Bonus       Awards     & SARs      Compensation
--------             ----    ------     -----       ------     ------      -------------
                              ($$)      ($$)         ($$)       (##)           ($$)

Jonathan F. Schull,  1998   $87,500(1)  $21,633       -0-        -0-           $ -0-
President            1997   $91,000(2)  $21,538       -0-        -0-           $ -0-
                     1996   $22,804       -0-         -0-      2,156,781       $ -0-

Keith Loris,         1998   $32,192(3)    -0-         -0-      1,182,870(4)    $ -0-
CEO                  1997     -0-         -0-         -0-        -0-           $ -0-
                     1996     -0-         -0-         -0-        -0-           $ -0-

________________________
(1) Of this amount, $19,814 has not been paid and has been accrued by the Company.
(2)  Of this amount, $28,500 was not paid and has been accrued by the Company.
(3)  Mr. Loris was hired as CEO of the Company, effective September 1998.
(4)  Represents options vesting over 5 years.

COMPENSATION OF DIRECTORS

     Directors who are also employees of the Company receive no compensation for serving on the Board of Directors. With respect to Directors who are not employees of the Company ("Non-Employee Directors"), the Company annually grants such Directors options to purchase Common Stock for their services as Directors, and reimburses them for all travel and other expenses incurred in connection with attending Board of Directors and committee meetings.

     For services as a Director during 1997, each Non-Employee Director received options to purchase an aggregate of 67,420 shares of the Company's Common Stock. The options are exercisable at any time. Directors received one option to purchase 33,710 shares at $0.2403 per share, which expires January 27, 2007, and one option to purchase 33,710 shares at $0.7787 per share, which expires October 24, 2007.

     For services as a Director during 1998, each Non-Employee Director received an option to purchase 36,407 shares of the Company's Common Stock, and Francis J. Knott, the Chairman of the Board, received an option to purchase 72,814 shares of Common Stock. These options are exercisable at any time at $0.7787 per share and expire November 18, 2007.

     For services during 1999, each Non-Employee Director, and an advisor to the Board of Directors, received an option to purchase 30,000 shares of the Company's Common Stock. The options are exercisable at any time at $1.9621 per share and expire January 31, 2009.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     The Company has an employment agreement with Keith Loris, pursuant to which Mr. Loris became CEO of the Company effective September 21, 1998, and a Director. Under the agreement, Mr. Loris receives a base salary of $135,000, and is eligible for annual cash bonuses equal to 25% of his base salary at the discretion of the Board of Directors after December 31, 2000. Mr. Loris was also granted options to purchase 1,182,870 shares of Common Stock pursuant to the Company's 1998 Stock Option Plan, vesting over a five year period in equal amounts at the conclusion of each anniversary of Mr. Loris' employment with the Company; however, in the event the Company receives $1 million or more in financing during the first two years of Mr. Loris' employment, Mr. Loris' options will vest sooner, on the basis of 78,858 shares for each $1 million in financing up to a maximum of 236,574 shares for $3 million in financing. As of March 19, 1999, the Company had raised $2 million in financing under this agreement. The agreement is to continue in effect unless earlier terminated upon 15 days notice by either the Company or Mr. Loris, by Mr. Loris' death or disability or by the Company for cause.

     Jonathan Schull, President, was the Company's CEO prior to the appointment of Mr. Loris. The Company has an employment agreement with Dr. Schull which provides that he will continue to devote his full time efforts to the Company through July 31, 2000, in consideration of a salary of $91,000 per year. From time to time during 1997 and 1998, Dr. Schull agreed to have portions of his salary deferred rather than paid in cash in order to apply available cash to the Company's pressing operational needs. The deferred amounts have been accrued as an account payable by the Company. In 1997 and 1998, Mr. Schull received bonuses in the amount of $21,578 and $21,633, respectively, which resulted in net compensation to Mr. Schull in an amount equal to the amounts Mr. Schull owed to the Company for interest for 1997 and 1998 pursuant to a note payable by Mr. Schull to the Company.

1998 STOCK OPTION PLAN

     On July 28, 1998, the Company adopted the 1998 Stock Option Plan (the "Plan") which provides for the issuance of options ("Options") to purchase shares of Common Stock to key employees, officers, directors and consultants of the Company. A total of 3,000,000 shares have been reserved for grant under the Plan and Options to purchase 2,092,962 shares had been granted as of December 31, 1998. The purposes of the Plan are to encourage stock ownership by employees, officers, directors and consultants of the Company so that they may acquire or increase their proprietary interest in the Company, to reward employees, officers, directors and consultants for past services to the Company and to encourage such persons to become employed by or remain in the employ of or otherwise continue their association with the Company and to put forth maximum efforts for the success of the business of the Company.

     The Plan is administered by the Board of Directors. At its discretion, the Board may determine the persons to whom Options may be granted and the terms thereof. As noted above, the Board may issue Options to members of the Board.

     The terms of any Options granted under the Plan are not required to be identical as long as they are not inconsistent with the express provisions of the Plan. In addition, the Board may interpret the Plan and may adopt, amend and rescind rules and regulations for the administration of the Plan.

     Options may be granted as incentive stock options ("Incentive Options") intended to qualify for special treatment under the Internal Revenue Code of 1986, as amended (the "Code"), or as non-qualified stock options ("Non-Qualified Options") which are not intended to so qualify. Only employees of the Company, or any subsidiary of the Company, are eligible to receive Incentive Options. The period during which Options may be exercised may not exceed ten years. The exercise price for Incentive Options may not be less than 100% of the fair market value of the Common Stock on the date of grant; except that the exercise price for Incentive Options granted to persons owning more than 10% of the total combined voting power of the Common Stock may not be less than 110% of the fair market value of the Common Stock on the date of grant and may not be exercisable for more than five years. The exercise price for Non-Qualified Options may not be less than 10% of the fair market value of the Common Stock on the date of grant. The Plan defines "fair market value" as (i) the mean between the highest and the lowest quoted selling price of the Company's Common Stock as reported on a national securities exchange; provided that at least one sale of the Company's Common Stock occurred on such exchange on such date, and, if not, then the closing price on the last preceding date on which at least one sale on such exchange did occur, or
(ii) if the shares of Common Stock are not listed on a national securities exchange, the value as determined by the Board in accordance with its discretion in making a bona fide, good faith determination of fair market value.

     The Plan contains provisions for proportionate adjustment of the number of shares issuable upon the exercise of outstanding Options and the exercise price per share in the event of stock dividends, recapitalizations resulting in stock splits or combinations or exchanges of shares.

     In the event of the proposed dissolution or liquidation of the Company, or any corporate separation or division, including, but not limited to, split-up, split-off or spin-off, merger or consolidation of the Company with another company in which the Company is not the survivor, or any sale or transfer by the Company of all or substantially all its assets or any tender offer or exchange offer for or the acquisition, directly or indirectly, by any person or group for more than 50% of the then outstanding voting securities of the Company, the Board may provide that the holder of each Option then exercisable will have the right to exercise such Option (at its then current Option Price) solely for the kind and amount of shares of stock and other securities, property, cash or any combination thereof receivable upon such dissolution, liquidation, corporate separation or division, merger or consolidation, sale or transfer of assets or tender offer or exchange offer, by a holder of the number of shares of Common Stock for which such Option might have been exercised immediately prior to such dissolution, liquidation, or corporate separation or division, merger or consolidation, sale or transfer of assets or tender offer or exchange offer; or in the alternative the Board may provide that each Option granted under the Plan will terminate as of a date fixed by the Board; provided, however, that not less than 30 days written notice of the date so fixed will be given to each recipient, who will have the right, during the period of 30 days preceding such termination, to exercise the Option to the extent then exercisable. To the extent that Section 422(d) of the Code would not permit this provision to apply to any outstanding Incentive Options, such Incentive Options will immediately upon the occurrence of the dissolution or liquidation, etc., be treated for all purposes of the Plan as Non-Qualified Options and shall be immediately exercisable as such.

     If the recipient ceases to be an employee, officer or director of, or consultant to, the Company or a subsidiary (other than by reason of death, disability or retirement), other than for cause, all Options theretofore granted to such recipient but not theretofore exercised will terminate three months after the date the recipient ceased to be an employee, officer or director of, or consultant to, the Company.

     If the recipient ceases to be an employee, officer or director of, or consultant to, the Company or a subsidiary or parent to the Company by reason of termination for cause, all Options theretofore granted to such recipient but not theretofore exercised will terminate on the date the recipient ceases to be an employee, officer or director of, or consultant to, the Company.

     If a recipient dies while an employee, officer or director of or a consultant to the Company, or within three months after termination thereof (other an for cause), all Options theretofore granted to such recipient, whether or not otherwise exercisable, unless earlier terminated in accordance with their terms, may be exercised by the recipient or by the recipient's estate or by a person who acquired the right to exercise such Options by bequest or inheritance or otherwise by reason of the death or disability of the recipient, at any time within one year after the date of death of the recipient.

     Options granted under the Plan are not transferable other than by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Code or Title I of the Employee Retirement Income Security Act of 1974, or the rules thereunder. Options may be exercised, during the lifetime of the recipient, only by the recipient and thereafter only by his legal representative.

     The Board may suspend, terminate, modify or amend the Plan, but without shareholder approval the Board may not materially increase the number of shares as to which Options may be granted, change the eligibility requirements for persons entitled to participate in the Plan or materially increase the benefits to be received by any participant under the Plan.
The Board may not adversely affect any Option previously granted without the consent of the participant. Unless sooner terminated, the Plan will expire on July 28, 2008.

OPTION GRANTS

     The following table sets forth certain information regarding Options to purchase shares of Common Stock issued to executive officers of the Company during the fiscal year ended December 31, 1998:

                          OPTION GRANTS IN 1998

                         Number of         Percent of
                        Securities        Total Options
                        Underlying         Granted to     Exercise  Expiration
Name                  Options Granted   Employees in 1998   Price      Date
----                  ---------------   -----------------   -----      ----

Martin Presberg            40,452 (1)          3.0%        $0.8937    08-26-08
Keith Loris             1,182,870 (2)         86.4%        $0.8909    09-21-08
______________________________
(1)  The Options granted to Mr. Presberg vest over 3 years.
(2)  The Options granted to Mr. Loris vest over 5 years.


OPTION EXERCISES AND YEAR END OPTION VALUES

     The following table provides information on option exercises in fiscal 1998 by the executive Officers of the Company and the value of such Officers' unexercised options at December 31, 1998:

                   AGGREGATED OPTION EXERCISES IN 1998
                       AND FISCAL YEAR-END VALUES

                                           Number of Securities
                                          Underlying Unexercised       Value of Unexercised
                   Shares                   Options at Fiscal          In-the-Money Options
                  Acquired                     Year-End(#)           at Fiscal Year-End($)(1)
                     on      Value     ---------------------------  ---------------------------
Name              Exercise  Realized   Exercisable   Unexercisable  Exercisable   Unexercisable
----              --------  --------   -----------   -------------  -----------   -------------
Keith Loris          0        0              0       1,182,870      $      0      $5,599,825
Martin Presberg      0        0         49,441          71,915      $248,076      $  360,810

______________________________

(1) Market value of underlying securities at fiscal year end, minus the exercise price.


LONG-TERM INCENTIVE PLANS

     The Company has no long term incentive plans other than its 1998 Stock Option Plan.

REPORTING ON REPRICING OF OPTIONS/SARS

     Not applicable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of the date hereof, the ownership of the Company's Common Stock by (i) each director and executive officer of the Company, (ii) all executive officers and directors of the Company as a group, and (iii) all persons known by the Company to beneficially own more than 5% of the Company's Common Stock.



                               SHARES OWNED       PERCENT OF COMMON STOCK
NAME AND ADDRESS               BENEFICIALLY (1)            OWNED
----------------               ------------                -----

Jonathan Schull                 2,484,612                  25.65%
36 Brunswick St.
Rochester, NY 14607

Keith Loris                       157,716(2)                1.60%
15 Oxbow Rd.
Concord, MA 01742

Francis J. Knott                  288,787(3)                2.93%
14 Stony Meadow Ct.
Lutherville, MD 21093

Rodney J. Conard                  534,215(4)                5.44%
74 Northeastern Blvd #22A
Nashua, NH 03062

Maurice LaFlamme                1,460,300(5)               13.48%
34 Weatherly Ct.
Jamestown, RI 02835

Martin Presberg                    87,421(6)                0.90%
293 Mulberry St.
Rochester, NY 14620

Gene Schull                       485,320                   5.01%
245 West 107th St.
Apt. 11C
New York, NY 10025

All directors and               5,013,051                  44.13%
executive officers
as a group (6 persons)
______________________
(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, Warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.
(2) Includes 157,716 shares vested under an option to purchase 1,182,870 shares at an exercise price of $0.8909 per share granted on September 21, 1998, and vesting over a 5-year period.
(3) Includes options to purchase 33,710 shares at $0.24 per share and 106,524 shares at $0.78 per share.
(4) Includes options to purchase 33,710 shares at $0.24 per share, 70,117 shares at $0.78 per share, and 30,000 shares at $1.96 per share.
(5) Includes options to purchase 1,011,307 shares at $0.18 per share, 33,710 shares at $0.24 per share,70,117 shares at $0.78 per share, and 30,000 shares at $1.96 per share.
(6) Includes options to purchase 31,462 shares at $0.24 per share and 33,710 shares at $0.78 per share. Does not include an additional
     56,184 shares granted to Mr. Presberg vesting through the year 2001.

CHANGES IN CONTROL

     There are no understanding, arrangements or agreements known by management at this time which would result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

     In January 1997, the Company hired a company owned by Rodney J. Conard to perform an executive search for the Company's CEO, which ultimately resulted in Keith Loris being employed. The Company issued Mr. Conard 173,405 shares of the Company's Common Stock on the basis of $0.24 per share in payment of the fee of $41,667. The shares were issued directly to Mr. Conard at the request of Mr. Conard's company.

     In July 1997, Francis J. Knott loaned the Company $10,000 at 12.5% interest. The loan was due December 31, 1997. On December 1, 1997, Mr. Knott received payment of the loan and accrued interest on the basis of $.7787 per share.

     In June 1996, Martin Presberg exercised an option to purchase 20,900 shares of the Company's Common Stock at $0.12 per share in consideration of a note in the principal amount of $2,480 The note is nonrecourse, except as to the shares of the Company's Common Stock, bears interest at 7.04% per year and is due June 22, 2006.

     In June 1996, Jonathan Schull exercised an option to purchase 2,156,780 shares of the Company's Common Stock at $0.12 per share in consideration of a note in the principal amount of $255,920 The note is nonrecourse, except as to the shares of the Company's Common Stock, bears interest at 7.04% per year and is due June 22, 2006. In 1997 and 1998, the Company awarded Dr. Schull cash bonuses in the amount of $21,538 and $21,633 respectively to cover interest payments due under the loan.

     In October 1996, in consideration of the payment of $20,000, the Company granted Maurice LaFlamme an option to purchase 1,011,307 shares of the Company's Common Stock at $.18 per share. The option expires on October 25, 1999. The option provides Mr. LaFlamme certain registration rights for the option and the underlying shares and contains cashless exercise provisions.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as a part of this Form 10-KSB:

          Consolidated Financial Statements of SoftLock.com, Inc.:

          Report of Independent Certified Public Accountants

          Consolidated Balance Sheet - December 31, 1998

          Consolidated Statements of Operations - Years ended December 31, 1998 and 1997

          Consolidated Statements of Stockholders' Equity - Years ended December 31, 1998 and 1997

          Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997

          Notes to Consolidated Financial Statements - December 31, 1998
          and 1997

Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

     Exhibit
     Number    Description
     ------    -----------

     2.1 Plan and Agreement of Reorganization among Fieldcrest Corp., SoftLock Services, Inc. and Jonathan Schull, dated May 22, 1998 (1)

     3.1       Certificate of Incorporation, dated February 12, 1991 (2)

     3.2       Bylaws (3)

     3.3 Amended and Restated Certificate of Incorporation, filed with the State of Delaware on August 3, 1998 (4)

     3.4       Amended and Restated Bylaws (5)

     3.5       Amended and Restated Bylaws, dated March 1, 1999

     10.1      Employment Agreement, dated July 27, 1998, between
               SoftLock Services, Inc. and Jonathan Schull (6)

     10.2      1998 Stock Option Plan

     10.3 Employment Agreement, dated September 2, 1998, between SoftLock Services, Inc. and Keith Loris

     10.4 Lease, dated March 4, 1999, between SoftLock.com, Inc. and Wellesley/Rosewood Maynard Mills Limited Partnership

     10.5 Stock Option, dated October 25, 1996, granted by SoftLock Services, Inc. to Maurice R. LaFlamme

     21        Subsidiaries of the Company

     27        Financial Data Schedule
________________________
(1) Incorporated by reference to Exhibit 2.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998.
(2)  Incorporated by reference to Exhibit 3.1 to the Registrant's
     Registration Statement on Form S-18 (No. 33-37513-D).
(3)  Incorporated by reference to Exhibit 3.2 to the Registrant's
     Registration Statement on Form S-18 (No. 33-37513-D).
(4)  Incorporated by reference to Exhibit 3.1 to the Registrant's
     Current Report on Form 8-K, dated July 28, 1998.
(5)  Incorporated by reference to Exhibit 3.2 to the Registrant's
     Current Report on Form 8-K, dated July 28, 1998.
(6) Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated July 28, 1998.

     (b) During the quarter ended December 31, 1998, the Company did not file any Current Reports on Form 8-K.

     (c) Required exhibits are attached hereto or are incorporated by reference and are listed in Item 13(a)(3) of this Report.

     (d) Required financial statements are attached hereto and are listed in Item 13 of this Report.

                           SoftLock.com, Inc.
                         (fka Fieldcrest Corp.)

                          Financial Statements
                       December 31, 1998 and 1997

                                CONTENTS



                                                             Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS            F-1

BALANCE SHEET                                                 F-2

STATEMENTS OF OPERATIONS                                      F-3

STATEMENTS OF STOCKHOLDERS' EQUITY                            F-4

STATEMENTS OF CASH FLOWS                                      F-5

NOTES TO FINANCIAL STATEMENTS                              F-6 - F-13

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors and
Stockholders of SoftLock.com, Inc.


We have audited the accompanying balance sheet of SoftLock.com, Inc., (fka Fieldcrest Corp.) (a Delaware company) as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SoftLock.com, Inc. (fka Fieldcrest Corp.) as of December 31, 1998 and 1997, and the results of its operations, its cash flows, and the changes in its stockholders' equity for each of the two years then ended in conformity with generally accepted accounting principles.


February 5, 1999
(Except Note 8, which
is dated March 12, 1999)
Denver, Colorado
                                                 COMISKEY & COMPANY
                                                 PROFESSIONAL CORPORATION

                           SOFTLOCK.COM, INC.
                         (FKA FIELDCREST CORP.)
                              BALANCE SHEET
                            DECEMBER 31, 1998



 ASSETS
CURRENT ASSETS
   Cash                                                        $   160,841
   Accounts receivable                                               4,619
                                                               -----------

      TOTAL CURRENT ASSETS                                         165,460

 FURNITURE AND EQUIPMENT
   Computers                                                        42,428
   Furniture and telephones                                          2,044
                                                               -----------
                                                                    44,472
   Less: accumulated depreciation                                   28,148
                                                               -----------

                                                                    16,324

 OTHER ASSETS
   Deposits                                                          1,058
                                                               -----------

      TOTAL ASSETS                                             $   182,842
                                                               ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Accounts payable                                            $   106,114
   Accrued payroll                                                  77,694
   Obligations under capital lease - current                         3,018
   Excise taxes payable                                                781
                                                               -----------

      TOTAL CURRENT LIBILITIES                                     187,607

 OTHER LIABILITIES
   Obligations under capital lease                                   1,906

 STOCKHOLDERS' EQUITY
   Common stock, $0.01 par value, 25,000,000 shares
      authorized, 7,955,579 shares issued and outstanding           79,556
    Preferred stock, $0.01 par value, 2,000,000
      shares authorized, no shares issued or outstanding                 -
   Additional paid-in capital                                    2,174,502
   Retained earnings deficit                                    (1,991,849)
   Less: Note receivable - exercise of options                    (268,880)
                                                               -----------

                                                                    (6,671)
                                                               -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   182,842
                                                               ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.
                                   F-2

                           SOFTLOCK.COM, INC.
                         (FKA FIELDCREST CORP.)
                        STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                    1998           1997
                                                ------------   ------------

 REVENUES
   Gross revenue, net of returns                $   109,402    $   110,774

 EXPENSES
   Cost of revenues                                  23,166         20,346
                                                -----------    -----------

         GROSS PROFIT                                86,236         90,428

   Selling, general & administrative expenses       718,350        924,029
                                                -----------    -----------

         LOSS FROM CONTINUING OPERATIONS           (632,114)      (833,601)

 OTHER INCOME (EXPENSE)
   Interest income                                   24,523         19,950
   Interest expense                                    (440)          (833)
   Other income                                          93              -
                                                -----------    -----------

         LOSS BEFORE INCOME TAXES                  (607,938)      (814,484)

    Income tax expense                                1,294            794
                                                -----------    -----------

         NET LOSS                               $  (609,232)   $  (815,278)
                                                ===========    ===========


 LOSS PER SHARE - BASIC                         $     (0.08)   $     (0.13)
                                                ===========    ===========

 WEIGHTED AVERAGE SHARES - BASIC                  7,570,663      6,111,252
                                                ===========    ===========







THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.
                                   F-3

                           SOFTLOCK.COM, INC.
                         (FKA FIELDCREST CORP.)
                    STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                Additional                Note receivable
                       Number       Common        paid-in     Accumulated    exercise
                      of shares     stock         capital       deficit     of options       Total
                     ----------   ----------    -----------   ----------    ----------     -----------
Balances as of
 January 1, 1997      5,661,342    $   56,614    $  954,541    $ (567,339)   $  (268,880)   $  174,936

Issuance of common
 stock for cash,
 net of issuance
 costs                  793,826         7,938       651,849                                    659,787

Grant of options
 for services                                        27,384                                     27,384

 Net loss                   -             -             -        (815,278)           -        (815,278)
                     ----------    ----------    ----------    ----------    -----------    ----------

BALANCES AS OF
 DECEMBER 31, 1997    6,455,168        64,552     1,633,774    (1,382,617)      (268,880)       46,829


Issuance of common
 stock for cash,
 net of issuance
 costs                  642,099         6,421       493,579           -              -         500,000

Issuance of common
 stock in reverse
 acquisition            788,580         7,886       (18,216)          -              -         (10,330)

Debt converted to
 stock                    9,733            97         7,203                                      7,300

Issuance of common
 stock for cash,
 net of issuance
 costs                   60,000           600        58,162                                     58,762

 Net loss                   -             -             -        (609,232)           -        (609,232)
                     ----------    ----------    ----------    ----------    -----------    ----------

BALANCES AS OF
 DECEMBER 31, 1998    7,955,579    $   79,556    $2,174,502   $(1,991,849)   $  (268,880)   $   (6,671)
                     ==========    ==========    ==========    ==========    ===========    ==========










 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
                                   F-4

                           SOFTLOCK.COM, INC.
                         (FKA FIELDCREST CORP.)
                        STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                    1998           1997
                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                        $  (609,232)   $  (815,278)
Adjustments to reconcile
   net loss to net cash used
   by operating activies:
      Depreciation                                    8,281         12,880
      Increase in other assets                          205            414
      Increase in accounts payable                   39,925         12,471
      Increase in excise taxes payable                  781              -
      Increase in accrued compensation
         and related liabilities                     49,193         14,526
                                                -----------    -----------

         Net cash used by operating
          activities                               (510,847)      (774,987)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment               (8,531)        (8,570)
                                                -----------    -----------

         Net cash used by investing
          activities                                 (8,531)        (8,570)

CASH FLOWS FROM FINANCING ACTIVITIES
   Obligation assumed under capital leases            4,924              -
   Proceeds from issuance of common stock           558,762        659,787
   Deficit acquired in reverse acquisition           (3,330)             -
   Options issued in exchange for
      services - non-cash                                 -         27,384
                                                -----------    -----------

         Net cash provided by financing
          activities                                560,656        687,171
                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH                      41,278        (96,386)

CASH, BEGINNING OF PERIOD                           119,563        215,949
                                                -----------    -----------

CASH, END OF PERIOD                             $   160,841    $   119,563
                                                ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
   Cash paid during the year for interest       $       440    $       833
                                                ===========    ===========
   Cash paid during the year for
      income taxes                              $       513    $       794
                                                ===========    ===========



 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
                                   F-5

                            SOFTLOCK.COM INC.
                         (FKA FIELDCREST CORP.)
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1998 AND 1997


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------
     DESCRIPTION OF THE BUSINESS
     SoftLock.com, Inc. (the Company) provides an alternative channel for the distribution and sale of documents over the Internet. SoftLock.com, Inc.'s software tools and services allow publishers to freely distribute their content on the Internet. When end-users wish to view the complete documents, they must purchase a password from the Company's transaction processing system. Until January 1, 1998 the Company was considered a development stage company under SFAS No. 7.

     SoftLock.com, Inc. was incorporated in Delaware under the name Fieldcrest Corp. As is more fully described in Note 5, the Company effected various stock splits and a Plan and Agreement of Reorganization with SoftLock Services, Inc. All share and per share amounts have been restated to reflect these transactions.

     The accompanying financial statements include all of the accounts of SoftLock.com, Inc. and its wholly owned subsidiary SoftLock Services, Inc.

     ACCOUNTING METHOD
     The Company records revenues and expenses on the accrual method.

     REVENUE RECOGNITION
     Revenue from product sales is recognized when software tools and passwords are provided to customers. The Company also enters into license agreements for certain of its products. Revenues from such agreements are recognized based on the terms of the agreement.

     PROPERTY AND EQUIPMENT
     Property and equipment are recorded at cost. Expenditures for renewals and improvements are capitalized while expenditures for repairs and maintenance are charged to operations as incurred. Depreciation and amortization of property and equipment are computed by the straight-line method at rates adequate to allocate the cost of applicable assets over their estimated useful lives as follows:

               Computers                                 3 years
               Furniture and telephone equipment       3-7 years

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition.

     INCOME TAXES
     Pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, income taxes are provided for the tax effects of transactions reported in the financial statements, and consists of taxes currently due plus deferred taxes. Deferred income taxes are provided for revenue and expense items reported in different periods for financial statement and income tax purposes. The primary taxable and deductible temporary differences are the Company's issuance of options for services, resulting in additional compensation costs for financial, which are not deductible for tax purposes, carrying value of assets, and non-benefited operating loss carryforwards.

                            SOFTLOCK.COM INC.
                         (FKA FIELDCREST CORP.)
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1998 AND 1997


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     -----------------------------------------------------
     STATEMENT OF CASH FLOWS
     For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     ADVERTISING AND MARKETING
     Advertising and marketing costs are generally charged to operations in the year incurred. Total advertising and marketing costs were $13,755 and $15,360 in 1998 and 1997, respectively.

     LOSS PER SHARE
     Loss per share has been computed using the weighted average number of shares outstanding. Shares issued in the reverse acquisition described in Note 5 have been treated as outstanding since inception. Diluted loss per share has not been presented, as the effect of dilutive securities would decrease per share loss.

     RESEARCH AND DEVELOPMENT
     Research and development costs are expensed as incurred. Such expenses amounted to $104,453 and $90,852 in fiscal years 1998 and 1997, respectively.

     FAIR VALUES OF FINANCIAL INSTRUMENTS
     Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments.

     CONCENTRATION OF CREDIT RISK
     At certain times during the year, the Company has maintained cash balances in excess of federally insured limits with a single institution.

     USE OF ESTIMATES
     The preparation of the Company's financial statements, in conformity with generally accepted accounting principles, requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

2.   COMMITMENTS AND CONTINGENCIES
     -----------------------------
     CLASSIFICATION OF A GOING CONCERN
     The company, which was classified as a company in the development stage until 1998, has incurred significant and recurring operating losses since inception, including $609,232 in 1998 and $815,287 in 1997. In addition, at December 31, 1998, the Company had working capital and stockholders' equity deficits of $22,147 and $6,671, respectively.

     Subsequent to year-end, the Company raised approximately $1,925,000 in a private placement of its common stock. Management considers this amount to be sufficient to meet the working capital needs projected by its business plan for the immediate future. Management's plans contemplate additional capital raising initiatives in order to continue its business plan. The company is currently in discussion with a number of investment bankers concerning an institutional private placement of its equity securities later in the year.

                            SOFTLOCK.COM INC.
                         (FKA FIELDCREST CORP.)
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1998 AND 1997


3.   LEASE COMMITMENTS
     -----------------
     The Company leases its principal operating location under a month-to-month operating lease agreement, which expires when 60 days notice is given. The agreement provides for a monthly rental of $1,400 and also requires the Company to pay certain incremental costs incurred by the lessor and shared costs of the property. Office rent expense for each of the years ended December 31, 1998 and 1997 totaled $16,800. The Company also leases a copier under a non-cancelable operating lease and reflects lease payments as expenses of the period to which they relate. Total rental expense under this lease amounted to $890 for the year ended December 31, 1998.

     At December 31, 1998, the aggregate minimum rental payments due under non-cancelable operating leases are as follows:

               1999                $    1,452
               2000                     1,452
               2001                       605
               2002                         -
                                   ----------

                                   $    3,509
                                   ==========

     The Company also leases various pieces of equipment under capital leases as follows:

                                                   Current       Long-term
                                                 ------------   ------------

     Capital lease for computer equipment.
     Lease payments consisting of principal
     and interest of $268 due monthly.
     Final payment June 1999.                    $    1,796     $        -

     Capital lease for computer equipment.
     Lease payments of principal and
     interest of $119 due monthly.  Final
     payment June 2001.                               1,222          1,906
                                                 ----------     ----------

                                                 $    3,018     $    1,906
                                                 ==========     ==========

     Minimum payments on capitalized leases are as follows:

                Due by
             December 31,                          Amount
             ------------                          ------

               1999                              $    3,036
               2000                                   1,428
               2001                                     714
               Thereafter                                 -
                                                 ----------

                                                      5,178
               Less amount representing
                interest                                254
                                                 ----------
                                                 $    4,924
                                                 ==========

                            SOFTLOCK.COM INC.
                         (FKA FIELDCREST CORP.)
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1998 AND 1997


4.   INCOME TAXES
     ------------
     The Company has Federal net operating loss carryforwards totaling approximately $2 million which expire between 2012 and 2018.

     The components of the provision for income taxes are as follows:

                                                   1998            1997
                                                ------------   ------------

         Current income taxes paid or
              payable                            $    1,294     $      794

         Increase in deferred tax assets                  -              -
                                                 ----------     ----------

                                                 $    1,294     $      794
                                                 ==========     ==========

     Deferred income taxes are provided on temporary timing differences between financial statement and income tax reporting. The components of deferred income tax assets and liabilities are as follows:

                                                    1998           1997
                                                ------------   ------------

         Total deferred tax liabilities          $        -     $        -

         Deferred tax assets
           Option compensation costs                 60,700         60,700
           Assets                                     4,500          4,300
           Non-benefited loss carryforwards         523,000        316,000
                                                 ----------     ----------

              Total deferred tax assets             588,200        381,000
              Less: valuation allowance            (588,200)      (381,000)
                                                 ----------     ----------

              Net deferred tax assets            $        -     $        -
                                                 ==========     ==========

5.   STOCKHOLDERS' EQUITY
     --------------------
     STOCK SPLITS
     On January 23, 1997, the shareholders of SoftLock Services, Inc. approved a one hundred and fifty to one stock split to the shareholders of record as of January 23, 1997.

     As of July 28, 1998, and in connection with the Plan and Agreement of Reorganization described below, SoftLock Services, Inc. exchanged one share of stock for 224.7348 shares of SoftLock.com, Inc (fka
     Fieldcrest Corp.), and, on August 10, 1998, effected a 50 for 1 reverse stock split. All share and per share amounts have been restated to reflect these transactions retroactively to inception.

     DEBT CONVERTED TO STOCK
     During the third quarter of 1998, a total of 9,733 shares of common stock were issued upon conversion of debt totaling $7,300.

                            SOFTLOCK.COM INC.
                         (FKA FIELDCREST CORP.)
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1998 AND 1997


5.   STOCKHOLDERS' EQUITY (CONTINUED)
     --------------------------------
     STOCK OFFERING
     On April 13, 1998, the Board of Directors approved the offering of 642,099 shares of the Company's Common Stock at a price of $0.78 per share for a total of $500,000. The offering terminated in June 1998 upon the acceptance of an aggregate of subscriptions for $500,000.

     On November 20, 1998, the Board of Directors approved the offering of 1,600,000 shares of the Company's Common Stock (the "Offering") at a price of $1.25 per share for a total of $2,000,000. The offering was completed during February 1999, upon the acceptance of an aggregate of subscriptions for $2,000,000. Proceeds of the offering are expected to be used for working capital and general business purposes.

     PLAN AND AGREEMENT OF REORGANIZATION
     As of July 28, 1998, the Company consummated a Plan and Agreement of Reorganization (the "Agreement") whereby it acquired all of the issued and outstanding shares of common stock of SoftLock Services, Inc. in exchange for 7,097,266 shares of the Company's "restricted" Common Stock. As a result, SoftLock Services, Inc. became the wholly owned subsidiary of the Company, and the former shareholders of SoftLock Services, Inc. became 90% shareholders in the Company. Existing options of the SoftLock Services, Inc. were exchanged for options in the Company for identical rights and in the same ratio as the exchange of common shares.

     The transaction has been accounted for as a reverse acquisition, with SoftLock Services as the accounting acquirer. Fieldcrest has adopted the fiscal year end of December 31, which is the reporting year of the accounting acquirer.

     NOTE RECEIVABLE - EXERCISE OF OPTION
     In June 1996, key employees entered into promissory notes with the Company totaling $268,880 in order to exercise options granted to them. These loans are due June 2006, and bear interest an 7.04 percent per annum. Loans are secured by collateral pledge of the
     shares purchased.   For each of the years ended December 31, 1998 and
     1997 the Company recognized $18,929 in interest revenue in connection with these notes.

     STOCK OPTION PLAN
     In January 1997, the shareholders of SoftLock Services, Inc. approved the 1996 Stock Option Plan (the "96 Plan"). When the 1998 Stock Option Plan (the "98 Plan") was approved on July 28, 1998 by the shareholders of SoftLock.com, Inc., the options issued by SoftLock Services, Inc. under the 96 Plan were replaced by options to purchase shares of SoftLock.com, Inc., and were deemed included in the 98 Plan. The termination of the 96 Plan resulted in no changes to the vesting or exercise provisions to the holders of options under that plan, except that the number and price per share of the 96 options were adjusted for the stock transfer and exchange and subsequent stock splits.

     The 98 Plan was established as a compensatory plan to attract, retain, and provide equity incentives to selected persons to promote the financial success of the Company. A total of 3,000,000 common shares have been reserved for grants under this plan. The options may be granted as either incentive stock options (ISO's) or Non-Qualified Stock Options (NQSO's). The Company has issued options for 1,368,343 and 724,619 shares of its common stock for the years ended December 31, 1998 and 1997, respectively, and has 907,038 options still available for grant at December 31, 1998.

                            SOFTLOCK.COM INC.
                         (FKA FIELDCREST CORP.)
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1998 AND 1997


5.   STOCKHOLDERS' EQUITY (CONTINUED)
     --------------------------------
     STOCK OPTION PLANS (CONTINUED)
     Also outstanding at December 31, 1998, are 1,011,307 options, originally issued by SoftLock Services, Inc., and replaced with options to purchase shares of SoftLock.com Inc. These options were issued and outstanding prior to the 96 Plan, and therefore have not been included under the 98 Plan.

     A summary of option activity is as follows (all values restated for stock splits):

                                           Weighted                  Weighted
                              Shares       Average                   Average
                              Under        Exercise     Options      Exercise
                              Option       Price        Exercisable  Price
                              ----------   -----------  -----------  ----------

     December 31, 1996         1,011,307   $    0.18    1,011,307    $    0.18

     Options granted             724,619        0.47      658,547         0.49
     Option exercised                  -                        -
                               ---------   ---------    ---------    ---------

     Options outstanding
       as of December
       31, 1997                1,735,926        0.30    1,669,854         0.30

     1997 options vesting
       in 1998                         -                   22,024         0.24
     Options granted           1,368,343        0.94        5,117         1.95
     Options exercised                 -                        -
                               ---------   ---------    ---------    ---------

     Options outstanding
       as of December
       31, 1998                3,104,269   $    0.58    1,696,995    $    0.31
                               =========   =========    =========    =========

     The options have an exercise price range of:

          Granted during 1997                     $0.08  -  0.78
          Granted during 1998                      0.89  -  1.95

          Outstanding at December 31, 1998        $0.08  -  1.95

     All of the options granted expire 10 years from the date of grant and have the following vesting characteristics:

                                                          Vested at
              Number of options     Vesting period     December 31, 1998
              -----------------     --------------     -----------------

                  1,674,971          Immediately             1,674,971
                    207,428            3 years                  22,024
                     39,000            4 years                       -
                  1,182,870            5 years                       -
                  ---------                                  ---------

                  3,104,269                                  1,696,995
                  =========                                  =========

                            SOFTLOCK.COM INC.
                         (FKA FIELDCREST CORP.)
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1998 AND 1997


5.   STOCKHOLDERS' EQUITY (CONTINUED)
     --------------------------------
     PRO FORMA DISCLOSURE
     The Company applies Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plan. As such, no compensation costs were recorded as of the date of grant. The Company considered the effects of recognizing compensation cost pursuant to the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS No 123). Using the Black-Scholes option pricing model, which takes into account the exercise price of the options, expected life, current price of the underlying stock, its expected volatility and dividends, and the risk-free interest rate, net loss would have been increased to the pro forma amounts as follows for the years ending December 31:

                               1998                     1997
                    -----------------------    -------------------------
                        As          Pro            As           Pro
                     Reported      Forma        Reported        Forma
                    ----------  -----------    -----------   -----------
          Net Loss  $(609,232)  $(1,202,525)   $(815,278)    $(969,335)
                    ==========  ============   ==========    ==========

     The average fair value of options granted during fiscal 1998 and 1997 was $0.43 and $0.21, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 5.88 percent for fiscal 1998 and ranging from 6.01 to
     6.58 percent for fiscal 1997; expected life of 10 years; dividend yield percentage of 0%; and volatility of 15% for each of the two years ended December 31, 1998.

     STOCKHOLDERS EQUITY AND COMPREHENSIVE INCOME
     The Financial Accounting Standards Board has recently released Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income. SFAS 130 requires companies to present comprehensive income (consisting primarily of net income items plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 1998, the Company's financial statements do not contain any changes in equity, other than investments by and distributions to shareholders, that are required to be reported separately in comprehensive income.

6.   MAJOR CUSTOMERS
     ---------------
     For the years ended December 31, 1998 and 1997, one customer accounted for a total of approximately 37 percent and 50 percent of password revenues, respectively.

7.   LEGAL MATTERS
     -------------
     SoftLock is one of a large group of defendants in an action in the United States District Court for the Southern District of New York entitled E-Data Corp. vs. CompuServe Inc. et al, filed August 23, 1995. The action alleges infringement of the so-called Freeny patent. The plaintiff seeks judgment declaring the validity of its patent and further declaring that each of the defendants has infringed the plaintiff's patent; enjoining further infringement; and treble damages plus attorney's fees and costs and disbursements. SoftLock has answered the plaintiff's complaint and has counter-claimed for a declaratory judgement that the plaintiff's patent is invalid, unenforceable, and is not infringed upon by SoftLock.

                            SOFTLOCK.COM INC.
                         (FKA FIELDCREST CORP.)
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1998 AND 1997


7.   LEGAL MATTERS (CONTINUED)
     -------------------------
     The Company is subjected to this and other litigation from time to time in the ordinary course of business. Although the amount of the liability, if any, with respect to such litigation cannot be determined, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

8.   SUBSEQUENT EVENTS
     -----------------
     PRIVATE EQUITY PLACEMENT
     Effective February 28, 1999, the Company completed its private placement offering upon the acceptance of subscriptions for $2 million (1.6 million shares).

     RELOCATION OF CORPORATE HEADQUARTERS
     As of March 4, 1999, the Company signed a lease for office space in Maynard, Massachusetts, with lease payments to begin on or about June 1, 1999. The office space is approximately 15,500 square feet and calls for rental payments of $1,526,850 over the next seven years as follows:

            Future minimum
            Lease payments
          as of December 31,         Amount
          ------------------         ------

               1999                $   52,134
               2000                   136,770
               2001                   218,893
               2002                   253,370
               Thereafter             865,683
                                   ----------

                                   $1,526,850
                                   ==========

     LEGAL PROCEEDINGS
     On March 12, 1999, the court entered a stipulation order and judgement that, based on the interpretation of the claims of the subject patent as determined by the court in earlier orders, the Company has not in the past infringed, nor is it now infringing on any of the provisions established in the patent. Judgement has been entered in SoftLock's favor and the present patent's owner's claims have been dismissed on its merits by the court. As of the date of these financial statements, the patent owner has stated that he again intends to appeal this decision.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 29, 1999              SOFTLOCK.COM, INC.


                                   By /s/ KEITH LORIS
                                     -------------------------------
                                        Keith Loris,
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signatures                Title                       Date
    ----------                -----                       ----

/s/ KEITH LORIS          Chief Executive Officer         March 29, 1999
-----------------------  (Principal Executive Officer)
Keith Loris              and Chairman of the Board



/s/ JONATHAN SCHULL      President and Director          March 29, 1999
-----------------------
Jonathan Schull



/s/ MARTIN PRESBERG      Vice President of Operations,   March 29, 1999
-----------------------  Secretary and Chief Financial
Martin Presberg          Officer (Principal Financial Officer)



/s/ RODNEY CONARD        Director                        March 29, 1999
-----------------------
Rodney Conard



/s/ FRANCIS J. KNOTT     Director                        March 29, 1999
-----------------------
Francis J. Knott



/s/ MAURICE LAFLAMME     Director                        March 29, 1999
-----------------------
Maurice LaFlamme