Form 10QSB
period 1999-03-31
SOFTLOCK COM INC
filed 1999-05-03
CIK 870227

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                 FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended:    March 31, 1999

                     Commission file number:  33-37751-D


                             SOFTLOCK.COM, INC.
       (Exact name of small business issuer as specified in its charter)


                Delaware                            84-1130229
   (State or other jurisdiction of       (IRS Employer Identification No.)
      incorporation or organization )

               5 Clock Tower Place Suite 440 Maynard, MA  01754
                  (Address of principal executive offices)

                               (978) 461-5944
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes -X-     No ---

As of April 30, 1999, 10,607,541 shares of common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes ---   No -X-

INDEX

                                                                  Page
                                                                  Number

PART I.     FINANCIAL INFORMATION

      Item 1.      Financial Statements

      Balance Sheet, (Unaudited) March 31, 1999                       2

      Statements of Operations (Unaudited) for the
      three months ended March 31, 1999 and 1998                      3

      Statements of Cash Flows (Unaudited) for the
      three months ended March 31, 1999 and 1998                      4

      Notes to financial statements                                   5

      Item 2.      Management's Discussion and Analysis of
      Financial Position and Results of Operations                   6-10

PART II.     OTHER INFORMATION

      Item 1.  Legal Proceedings                                      11

      Item 2.  Changes in Securities                                  12

      Item 6.  Exhibits and Reports on Form 8-K                       13

      Signatures                                                      14

Item 1.
                              SoftLock.com, Inc.
                                BALANCE SHEET
                               March 31, 1999
                                 (unaudited)

ASSETS
CURRENT ASSETS:
      Cash                                           $1,677,627
      Accounts receivable and other                       7,750
      Other current assets                                4,732
                                                      ---------
          Total current assets                        1,690,109

PROPERTY AND EQUIPMENT, NET                              20,603

OTHER ASSETS                                              1,058
                                                      ---------
       TOTAL ASSETS                                  $1,711,770
                                                      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                  $80,672
      Accrued compensation and related liabilities       74,463
                                                      ---------
          Total current liabilities                     155,135

OTHER LIABILITIES                                         1,586

SHAREHOLDERS' EQUITY:
      Common stock, $.01 par value; 25,000,000 shares
      authorized, 10,607,541 shares issued and
      outstanding                                        106,075
      Additional paid-in capital                       4,045,192
      Retained earnings deficit                       (2,327,338)
      Less- Note receivable-exercise of options         (268,880)
                                                       ---------
             Total stockholders' equity                1,555,049
                                                       ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $1,711,770
                                                       =========

The accompanying notes are an integral part of the financial statements.

                             SoftLock.com, Inc.
                          STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31, 1999 and 1998
                                 (unaudited)

                                                 1999           1998

REVENUES                                       $48,097         $12,009

COST OF REVENUES:                                6,537           4,475
                                               -------         -------
      Gross profit                              41,560           7,534

OPERATING EXPENSES:                            390,585         130,486
                                               -------         -------
      Loss from operations                    (349,025)       (122,952)

OTHER INCOME:                                   13,535           4,659
                                               -------         -------
      Loss before income taxes                (335,490)       (118,293)

INCOME TAX EXPENSE                                   -               -
                                               -------         -------

NET LOSS                                     $(335,490)      $(118,293)
                                               =======         =======
NET LOSS PER SHARE:
      Basic                                     $(0.04)         $(0.02)
                                               =======         =======
      Wtd. average shares outstanding        9,004,760       6,455,168
                                             =========       =========

The accompanying notes are an integral part of the financial statements.
                                      3

                             SoftLock.com, Inc.
                        STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 1999 and 1998
                                 (unaudited)

                                                 1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:        $(354,791)       $(76,817)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment       (7,294)              -
                                               -------         -------
                                                (7,294)              -

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock 1,882,210               -
      Payments on capital leases                (3,339)           (712)
                                             ---------         -------
                                             1,878,871            (712)
                                             ---------         -------

NET (DECREASE) INCREASE IN CASH              1,516,786         (77,529)

CASH, beginning of period                      160,841         119,563
                                             ---------         -------
CASH, end of period                         $1,677,627         $42,034
                                             =========         =======

SUPPLEMENTAL DISCLOSURE OF CASH
      FLOW INFORMATION:
         Cash paid during the year for-
                 Interest                          $92             $91
                 Income taxes                       $-              $-

SUPPLEMENTAL DISCLOSURE OF NONCASH
      INVESTING AND FINANCING ACTIVITIES:
          Capital lease                             $-          $4,735


The accompanying notes are an integral part of the financial statements.
                                      4

                             SoftLock.com, Inc.
                        NOTES TO FINANCIAL STATEMENTS
                               March 31, 1999
                                 (Unaudited)

1. Management's Representation of Interim Financial Information

The accompanying financial statements have been prepared by SoftLock.com, Inc. (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.

The accompanying consolidated financial statements as of March 31, 1999 reflect the financial condition of the Company and its wholly owned operating subsidiary, SoftLock Services, Inc.

These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature.

These financial statements should be read in conjunction with the audited financial statements at December 31, 1998 filed as part of the Company's Annual Report on Form 10-KSB.

The Company has reviewed the status of its legal contingencies and believes that there are no material changes from that disclosed in Form 10-KSB for the year ended December 31, 1998. The results for the three month period ended March 31, 1999 are not necessarily indicative of the results for the entire year 1999.

2. Private Placement of Equity Securities

In January and February 1999, the Company issued a total of 1,540,000 shares of common stock for net cash proceeds of $1,882,210 in a private placement of its common stock under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Regulation D promulgated thereunder.

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

Background

SoftLock.com, Inc's patented system (US #5,509,070) for information commerce allows commercial web sites to sell their electronic information simply and securely. Publishers of digital products, including research reports, newsletters, electronic books and software, use the Company's software to "SoftLock-enable" their products. These products may then be freely distributed on the Internet. SoftLock-enabled content can be instantly purchased and re-distributed, but not pirated.

When a prospective end-user receives a SoftLock-enabled product, the prospect can view a portion of the final product (i.e. "demo" the product). The prospect can then instantly purchase access to the complete product via the World Wide Web. The end-user then has permanent access to the product for the user's own use. The end-user is also encouraged to copy the product and redistribute it to friends or colleagues because SoftLock-enabled products automatically return to "demo" mode and invite another purchase when copied from one context to another.


Corporate Structure

Prior to July, 1998, the Company was a public shell company organized to locate and acquire an operating company. In July, 1998, pursuant to a Plan and Agreement of Reorganization, the Company exchanged 7,097,266 shares of its restricted common stock for all of the issued and outstanding shares of SoftLock Services, Inc. ("SSI"), and the owners of SSI became the majority owners of the Company. The Company's only asset consists of shares of capital stock of SSI, its wholly owned, operating subsidiary. All operations presented herein are the consolidated operations of the Company and SSI, including results of operations for the comparative, pre-acquisition quarter ended March 31, 1998.

Results of Operations

Total revenues for the three month period ending March 31, 1999 were $48,097, a 300% increase as compared with $12,009 earned during the same period in 1998. Password sales contributed $7,700 to the total increase, with the remainder attributable to revenues from licensing, custom tools, and consulting fees.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF
                           OPERATIONS  (continued)


Cost of sales increased to $6,537 in 1999 from $4,475 in 1998, primarily as a result of the increased number of passwords sold. Gross profit was $41,560, or 86% of revenue in 1999, as compared with $7,534 (62% of revenue) in 1998, due to higher recognized margins on non-password related revenues.

Selling, general and administrative expenses totaled $390,585 for the March 1999 quarter, versus $130,486 for the first quarter of 1998, an increase of $260,099. The increase relates to additional costs in 1999, primarily salaries ($107,000), fees to outside consultants ($127,000), and miscellaneous administrative costs. Management anticipates that the trend toward increased quarterly operating expenses will continue as additional personnel are recruited.

Other income increased to $13,535 in 1999 from $4,659 in 1998. The change relates to investment earnings on the Company's cash reserves, which increased as a result of the Company's $2,000,000 private placement completed in the first quarter.



Liquidity and Capital Resources

The following is a summary of the Company's first quarter cash flows:

                                                 1999           1998
Operations                                   $ (354,791)      $ (76,817)
Investing                                        (7,294)              -
Financing                                     1,878,871            (712)

The Company's primary source of liquidity continues to be proceeds from the sale of securities in private placements, from which $1,882,210, after commissions and expenses of the offering, was raised in the first quarter of 1999 through the issuance of 1,540,000 common shares. These funds will be used to finance continued operations, product development and marketing.

Cash used in operations totaled $355,000 for the first quarter of 1999 as compared with $77,000 for the first quarter of 1998. The increase in cash used relates to the net loss sustained during the quarter, plus working capital changes. At March 31, 1999, working capital (current assets minus current liabilities) totaled $1,535,000.

On April 30, 1999, the Company entered into a Master Agreement of Terms and Conditions for Lease with TLP Leasing Programs, Inc. (the "Master Agreement"). The Master Agreement provides the Company with a source of financing with which to obtain certain equipment.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF
                           OPERATIONS  (continued)



Year 2000 Readiness Disclosure

Based on the Company's assessment to date, the Company believes that the versions of its software products and services due to be released in the third quarter of 1999 will be "Year 2000 compliant" that is, they will be capable of adequately distinguishing twenty-first century dates from twentieth century dates. Although the Company's products have undergone, or will undergo, the Company's normal quality testing procedures, there can, however, be no assurance that the Company's products will contain all necessary date code changes. Furthermore, use of the Company's products in connection with other products which are not Year 2000 compliant, including non-compliant hardware and software may result in the inaccurate exchange of dates and result in performance problems or system failure. Any failure of the Company's products to perform, including system malfunctions associated with the onset of year 2000, could result in claims against the Company. However, success of the Company's Year 2000 compliance efforts may depend on the success of its customers in dealing with the Year 2000 issue.

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

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF
                           OPERATIONS  (continued)

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

Software products
delivered  to customers    Design and implementation   Third Quarter 1999

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

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF
                           OPERATIONS  (continued)

COSTS TO ADDRESS YEAR 2000 ISSUES

The total incremental cost of these Year 2000 compliance activities on system design and implementation that is in process for other reasons has not been, and is not anticipated to be, material to the Company's business, results of operations and financial condition. These costs and the timing in which the Company plans to complete its Year 2000 modification and testing processes are based on management's estimates. However, there can be no assurance that the Company will timely identify and remedy all significant Year 2000 problems, that remediation efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations and financial condition.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Other than as set forth below, the Company is not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated for which the Company anticipates a material risk of loss.

SoftLock Services, Inc. ("SSI") is one of approximately 18 defendants named in an action in the United States District Court for the Southern District of New York entitled E-Data Corp. v. CompuServe Inc. et al, filed August 23,
 1995 and dismissed by a final judgment entered March 12, 1999 in favor of SSI and the other defendants.

The action alleged infringement of the so-called Freeny patent, U.S. Patent No. 4,528,643. The plaintiff sought judgment declaring the validity of its patent and further declaring that each of the defendants had infringed the plaintiff's patent; enjoining further infringement; and seeking treble damages plus attorneys fees, costs and disbursements. SSI answered the plaintiff's complaint and counterclaimed for a declaratory judgment that the plaintiff's patent is invalid, unenforceable and is not infringed by SSI.

On May 13, 1998, Judge Barbara S. Jones signed a 44-page Opinion & Order in the action. The Opinion and Order provides the Court's determination of the claim scope under Markham v. Westview Instruments, Inc. On March 12, 1999, the Court entered a Stipulated Order and Judgment that, based on the interpretation of the claims of the Freeny patent as determined by the Court, SSI has not in the past infringed, nor is it now infringing, any claim of the Freeny patent because no method, system, or apparatus of SSI includes any of five specific limitations set forth in the Court's May 13,
 1998 Order. Judgment has been entered in the Company's favor and the patent owner's claims have been dismissed on the merits.

The patent owner has filed a Notice of Appeal to the Court of Appeals for the Federal Circuit. The outcome of an appeal cannot be predicted with certainty, and if there were a remand to the District Court the results of the remand could not presently be predicted with certainty. It is expected, however, that the defendants will vigorously oppose the appeal. The terms of the stipulated order and judgment are such that the patent owner appellant would have to prevail on several distinct issues on appeal to disturb the judgment in favor of the defendants including SSI.

Item 2.    Changes in Securities.

Beginning in November, 1998, the Company commenced a private placement offering of up to 1,600,000 shares of its common stock at an offering price of $1.25 per share, pursuant to Section 4(2) of the Act and Regulation D promulgated under the Act. From January 4, 1999 to February 22, 1999, the Company sold 1,540,000 shares of its common stock resulting in net proceeds of $1,882,210.

The Company offered the shares on a "best efforts" basis through officers and directors of the Company and through selected members of the National Association of Securities Dealers, Inc. ("NASD"). A total of $40,520 in commissions were paid to NASD members in connection with the offering.

The shares were principally offered for sale to accredited investors, pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Act and Regulation D promulgated under the Act. All of the certificates evidencing the shares of the Company's Common Stock received as a result of the Agreement were impressed with the form of restrictive legend utilized by the Company, and stop transfer instructions have been noted against the transfer of such certificates.

In addition to the issuance of common stock described above, during the quarter ended March 31, 1999, the Company issued a total of 1,111,962 shares of its common stock pursuant to exemptions from registration. These shares were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On March 15, 1999, 192,629 shares were issued to Fletcher Spaght, Inc. pursuant to an option previously issued for services rendered. The total amount paid on exercise of the option was $15,000.

On March 30, 1999, 919,333 shares were issued to Maurice LaFlamme pursuant to an option purchased by Mr. LaFlamme in 1996. The total amount paid on exercise of the option was 91,974 shares of common stock withheld from the exercise and valued at $183,000.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit Index

      Exhibit (3)(i)      Articles of Incorporation - filed as
Exhibit 3.1 to the annual report filed on Form 10-KSB, filed with the SEC on March 29, 1999, and incorporated herein by reference.

      Exhibit (3)(ii)      By-Laws - filed as Exhibit 3.3 to the
annual report filed on Form 10-KSB filed with the SEC on March 29, 1999 and incorporated herein by reference.

      Exhibit (4)      Instruments defining the rights of shareholders -
Subscription Agreement between the Company and certain investors pursuant to a Private Placement Memorandum dated November 20, 1998.

      Exhibit (27) - Financial Data Schedule, filed herewith electronically

(b)  Reports on Form 8-K:

None

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  May 3, 1999                        SoftLock.com, Inc.

                                          BY: /s/ Martin Presberg
                                             Martin Presberg
                                             Principal Financial Officer
                                             and Duly Authorized Officer