Form 10QSB
period 1999-06-30
SOFTLOCK COM INC
filed 1999-08-12
CIK 870227

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended:    June 30, 1999

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

                              Yes -X-     No ---

As of July 31, 1999, 10,913,730 shares of common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes ---   No -X-

INDEX

                                                                  Page
                                                                 Number

PART I.     FINANCIAL INFORMATION

      Item 1. Financial Statements

      Consolidated Balance Sheet (Unaudited) June 30, 1999          1

      Consolidated Statements of Operations (Unaudited)
      for the six months ended June 30, 1999 and 1998               2

      Consolidated Statements of Cash Flows (Unaudited)
      for the six months ended June 30, 1999 and 1998               3

      Notes to financial statements                                 4

      Item 2. Management's Discussion and Analysis of
      Financial Position and Results of Operations                5-10

PART II.     OTHER INFORMATION

      Item 1. Legal Proceedings                                    11

      Item 2. Changes in Securities                              12-13

      Item 4. Submission of Matters to a Vote of Security
              Holders                                            13-14

      Item 6. Exhibits and Reports on Form 8-K                     15

      Signatures                                                   16

Item 1.
                             SoftLock.com, Inc.
                         CONSOLIDATED BALANCE SHEET
                               June 30, 1999
                                (unaudited)

ASSETS
CURRENT ASSETS:
   Cash                                                      $1,966,092
   Accounts receivable and other                                  4,000
   Other current assets                                         107,681
                                                              ---------
      Total current assets                                    2,077,773

PROPERTY AND EQUIPMENT, NET                                      69,855

OTHER ASSETS                                                        810
                                                              ---------

         TOTAL ASSETS                                        $2,148,438
                                                              =========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                            $175,723
   Accrued compensation                                          66,778
   Other accrued liabilities                                     98,506
                                                              ---------

     Total current liabilities                                  341,007

OTHER LIABILITIES                                                25,686

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value; 50,000,000 shares
      authorized, 10,913,730 shares issued and outstanding      109,137
   Additional paid-in capital                                 5,426,874
   Retained earnings deficit                                 (3,485,386)
   Less- Note receivable-exercise of options                   (268,880)
                                                              ---------

      Total stockholders' equity                              1,781,745
                                                              ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $2,148,438

                                                              =========

The accompanying notes are an integral part of the financial statements.
                                       1

                              SoftLock.com, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three and Six Months Ended June 30, 1999 and 1998
                                 (unaudited)


                           For the three        For the six
                         months ended June 30,  months ended June 30,
                           1999    1998           1999        1998


REVENUES                $18,014    $49,610      $66,112      $61,619

COST OF REVENUES:         6,439      5,969       12,976       10,443
                       --------   --------     --------     --------
   Gross profit          11,575     43,641       53,136       51,176

OPERATING EXPENSES:   1,187,511    202,536    1,577,383      332,456
                       --------   --------     --------     --------
   Loss from
     Operations      (1,175,936)  (158,895)  (1,524,247)    (281,280)


OTHER INCOME:            17,907     14,700       31,444       19,358
                       --------   --------     --------     --------

   Loss before income
      Taxes          (1,158,029)  (144,195)  (1,492,803)     (261,922)

INCOME TAX EXPENSE           -         (53)         733           513
                       --------   --------     --------     --------

NET LOSS            $(1,158,029) $(144,142) $(1,493,536)    $(262,435)
                      =========    =======    =========       =======

NET LOSS PER SHARE:
     Basic               $(0.11)    $(0.02)      $(0.15)       $(0.04)
                       ========   ========     ========      ========

Wtd. average
  shares outstanding  10,664,193  6,455,168  9,671,299      6,455,168
                      ==========  =========  =========      =========


The accompanying notes are an integral part of the financial statements.
                                       2


                             SoftLock.com, Inc.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Six Months Ended June 30, 1999 and 1998
                                 (unaudited)

                                                      1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:           $(1,206,738)     $(167,952)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment              (20,414)             -
                                                  ---------       --------
                                                    (20,414)             -

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock         3,037,478        500,000
   Lease payments                                    (5,075)        (1,440)
                                                  ---------       --------

                                                  3,032,403        498,560
                                                  ---------       --------

NET INCREASE IN CASH                              1,805,251        330,608

CASH, beginning of period                           160,841        119,563
                                                  ---------       --------

CASH, end of period                              $1,966,092       $450,171
                                                  =========       ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the year for-
      Interest                                       $1,344           $167
                                                  =========       ========

      Income taxes                                     $733           $513
                                                  =========       ========


SUPPLEMENTAL DISCLOSURE OF NONCASHINVESTING AND FINANCING ACTIVITIES:
      Capital lease                                 $41,675         $4,735
                                                  =========       ========



The accompanying notes are an integral part of the financial statements.
                                      3

                             SoftLock.com, Inc.
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 1999
                                 (Unaudited)

1. Management's Representation of Interim Financial Information

The accompanying financial statements have been prepared by SoftLock.com, Inc. (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.

The accompanying consolidated financial statements as of June 30, 1999 reflect the financial condition of the Company and its wholly owned operating subsidiary, SoftLock Services, Inc. ("SSI").

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

The Company has reviewed the status of its legal contingencies and believes that there are no material changes from that disclosed in Form 10-KSB for the year ended December 31, 1998. The results for the six month period ended June 30, 1999 are not necessarily indicative of the results for the entire year 1999.

2. Private Placement of Equity Securities

In January and February 1999, the Company issued a total of 1,540,000 shares of common stock for net cash proceeds of $1,882,210 in a private placement of its common stock under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Regulation D promulgated thereunder.

Included in the June 30, 1999 financial statements, are 235,000 shares of common stock issued for net cash proceeds of $1,155,268 in an additional private placement of the Company's common stock under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Regulation D promulgated thereunder. As the net proceeds were collected and fully available to the Company in May and June, with actual issuance of the shares occurring in early August, these shares are issued and outstanding as of June 30, 1999.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company, (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth, accounts receivable, inventory and other factors; and (iii) other risks and uncertainties. The Company assumes no obligation to update any forward-looking statements contained herein or that may be made from time to time by, or on behalf of, the Company.

Background

SoftLock.com, Inc. provides a sales and merchandising system for digital content on the Internet and has been vending passwords to unlock secure digital content since 1992. The SoftLock CyberSales Solution which will be implemented in the second half of 1999 will expand the Company's offerings as it will allow owners of electronic content to securely sell their products from their own Web sites using the SoftLock Chain Reaction Channel(tm) and through the SoftLock Merchandising Network(tm).

The SoftLock Chain Reaction Channel promotes the secure distribution of digital information by taking advantage of consumers' natural tendency to pass along relevant content to colleagues, friends and family. SoftLock.com's patented (US #5,509,070) technology prevents electronic shoplifting (piracy) while "SoftLocked" content is securely sampled, electronically purchased, and redistributed.

When a prospective end-user receives a SoftLock-enabled product, the prospect can view a portion of the final product (i.e. "demo" the product). The prospect can then instantly purchase access to the complete product via the World Wide Web. The end-user then has permanent access to the product for the user's own use. The end-user is also encouraged to copy the product and redistribute it to friends or colleagues because SoftLock-enabled products automatically return to "demo" mode and invite another purchase when copied from one computer to another.

The SoftLock Merchandising Network is a distribution system enabling SoftLock's Content Providers to securely sell documents through SoftLock-affiliated Web sites. SoftLock.com assists in merchandising content, remits payments to content providers and affiliates, and also provides reports and customer service.

SoftLock.com Content Providers include traditional print publishers, web-based information services, financial/business research, magazines, books, newspapers, and new media companies.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (continued)


Corporate Structure

Prior to July, 1998, the Company was a public shell company organized to locate and acquire an operating company. In July, 1998, pursuant to a Plan and Agreement of Reorganization, the Company exchanged 7,097,266 shares of its restricted common stock for all of the issued and outstanding shares of SSI, and the owners of SSI became the majority owners of the Company. The Company's only asset consists of shares of capital stock of SSI, its wholly owned, operating subsidiary. All operations presented herein are the consolidated operations of the Company and SSI, including results of operations for the comparative, pre-acquisition quarter and six months ended June 30, 1998.


Results of Operations

Total revenues for the three and six month periods ending June 30, 1999 were $18,014 and $66,112, a 64% decrease and 7% increase, respectively, as compared with $49,610 and $61,619 earned during the same periods in 1998. Password sales contributed $2,930 to the total decrease and $4,813 to the increase for the three and six month periods, respectively, with the remainder attributable to decreased revenues from licensing, custom tools, and consulting fees.

Cost of sales increased to $6,439 and $12,976 in the three and six month periods ended June 30, 1999 from $5,969 and $10,443 in 1998, primarily as a result of additional incremental fees for the processing of passwords. Gross profit for the quarter and six months was $11,575 and $53,136, or 64% and 80% of revenue in 1999, as compared with $43,641 and $51,176 (88% and 83% of revenue, respectively) in 1998, due to higher recognized margins on non-password related revenues.

Selling, general and administrative expenses totaled $1,187,511 and $1,577,383 for the June 1999 quarter and six months, versus $202,536 and $332,456 for the quarter and six months ended June 30, 1998, an increase of $984,975 and $1,244,927. The increase relates to additional costs in 1999, primarily salaries ($202,000 and $310,000), fees to outside consultants ($685,000 and $812,000), and miscellaneous administrative costs. Management anticipates that the trend toward increased quarterly operating expenses will continue as additional personnel are recruited.

Other income increased to $17,907 and $31,444 for the quarter and six months ended June 30, 1999 from $14,700 and $19,358 for the comparable periods in 1998. The change relates to investment earnings on the Company's cash reserves, which increased as a result of the Company's $2,000,000 private placement completed in the first quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

The following is a summary of the Company's six-month cash flows:

                                          1999           1998
Operations                          $ (1,206,738)    $ (167,952)
Investing                                (20,414)             -
Financing                              3,032,403        498,560

The Company's primary source of liquidity continues to be proceeds from the sale of securities in two private placements, from which $3,037,478, after commissions and expenses of the offering, was raised in the first six months of 1999 through the issuance of 1,775,000 common shares. These funds will be used to finance continued operations, product development and marketing.

Cash used in operations totaled $1,206,738 for the first two quarters of 1999 as compared with $167,952 for the first two quarters of 1998. The increase in cash used relates to the net loss sustained during the quarter, plus working capital changes. At June 30, 1999, working capital (current assets minus current liabilities) totaled $1,736,766.

On April 30, 1999, the Company entered into a Master Agreement of Terms and Conditions for Lease with TLP Leasing Programs, Inc. (the "Master Agreement"). The Master Agreement provides the Company with a source of financing with which to obtain certain equipment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (continued)


Year 2000 Readiness Disclosure

Based on the Company's assessment to date, the Company believes that the versions of its software products and services due to be released in the second half of 1999 will be "Year 2000 compliant" that is, they will be capable of adequately distinguishing twenty-first century dates from twentieth century dates. Although the Company's products have undergone, or will undergo, the Company's normal quality testing procedures, there can, however, be no assurance that the Company's products will contain all necessary date code changes. Furthermore, use of the Company's products in connection with other products which are not Year 2000 compliant, including non-compliant hardware and software may result in the inaccurate exchange of dates and result in performance problems or system failure. Any failure of the Company's products to perform, including system malfunctions associated with the onset of year 2000, could result in claims against the Company. However, success of the Company's Year 2000 compliance efforts may depend on the success of its customers in dealing with the Year 2000 issue.

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

The Company's business depends on numerous systems that could potentially be impacted by Year 2000 related problems. Those systems include, among others, hardware and software systems used by the Company to deliver products and services to its customers (including software supplied by third parties), communications networks such as the world wide web upon which the Company depends to generate product orders; the internal systems of the Company's customers and suppliers, software products sold to customers; the hardware and software systems used internally by the Company in the management of its business, and non-information technology systems and services used by the Company in the management of its business, such as power, telephone systems and building systems.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (continued)

COSTS TO ADDRESS YEAR 2000 ISSUES

The total incremental cost of these Year 2000 compliance activities on system design and implementation that is in process for other reasons has not been, and is not anticipated to be, material to the Company's business, results of operations and financial condition. These costs and the timing in which the Company plans to complete its Year 2000 modification and testing processes are based on management's estimates. However, there can be no assurance that the Company will timely identify and remedy all significant Year 2000 problems, that remediation efforts will not involve significant time and expense or that such problems will not have a material adverse effect on the Company's business, results of operations and financial condition.

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings
Other than as set forth below, the Company is not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated for which the Company anticipates a material risk of loss.

SSI is one of approximately 18 defendants named in an action in the United States District Court for the Southern District of New York entitled E-Data Corp. v. CompuServe Inc. et al, filed August 23, 1995 and dismissed by a final judgment entered March 12, 1999 in favor of SSI and the other defendants.

The action alleged infringement of the so-called Freeny patent, U.S. Patent No. 4,528,643. The plaintiff sought judgment declaring the validity of its patent and further declaring that each of the defendants had infringed the plaintiff's patent, enjoining further infringement, and seeking treble damages plus attorneys fees, costs and disbursements. SSI answered the plaintiff's complaint and counterclaimed for a declaratory judgment that the plaintiff's patent is invalid, unenforceable and is not infringed by SSI.

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

The Company offered the shares on a "best efforts" basis through officers and directors of the Company and through selected members of the National Association of Securities Dealers, Inc. ("NASD"). A total of $40,520 in commissions was paid to NASD members in connection with the offering.

Beginning in May 1999, the Company commenced a private placement offering of up to 1,200,000 shares of its common stock at an offering price of $5 per share, pursuant to Section 4(2) of the Act and Regulation D promulgated under the Act. From May 1999 to June 1999, the Company sold 235,000 shares of its common stock resulting in net proceeds of $1,155,268.

The Company offered the shares on a "best efforts" basis through officers and directors of the Company and through selected members of the National Association of Securities Dealers, Inc. ("NASD").

The shares were offered for sale to accredited investors only, pursuant to the exemptions from registration contained in Section 4(2) of the Act and Regulation D promulgated under the Act. All of the certificates evidencing the shares of the Company's Common Stock received as a result of the Agreement were impressed with the form of restrictive legend utilized by the Company, and stop transfer instructions have been noted against the transfer of such certificates.

In addition to the issuance of common stock described above, during the quarter ended March 31, 1999, the Company issued 1,111,962 shares of its common stock pursuant to exemptions from registration. These shares were issued in transactions exempt from registration pursuant to Section 4(2) of the Act.

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

On April 5, 1999, 38,461 shares were issued to Shawn Alexander at a market value of $1.30 per share pursuant to an agreement for services rendered. The total amount of services was valued at $50,000.

On May 3, 1999, 31,040 shares were issued to McGuire, Woods, Battle & Boothe LLP and DiaLogos, Inc. at a market value of $7.94 and $5 per share pursuant to an agreement for services rendered. The total amount of services was valued at $162,600.

On June 2, 1999, 1,688 shares were issued to BCL Computers at a market value of $10 per share pursuant to an agreement for services rendered. The total amount of services was valued at $16,875.


Item 4. Submission of Matters to a Vote of Securities Holders


At the Company's annual meeting of stockholders held on June 30, 1999 (the "Annual Meeting"), the stockholders considered the following matters, with results as indicated below: (i) amending the Company's Certificate of Incorporation to provide that the number of shares of common stock the Company is authorized to issue be increased from twenty-five million (25,000,000) shares to fifty million (50,000,000) shares, that the number of shares of preferred stock the Company is authorized to issue be increased from two million (2,000,000) shares to five million (5,000,000) shares, that indemnification of the Company's directors and officers to the maximum extent permitted by Delaware law be required, and that the shareholders right to act by consent be eliminated; (ii) amending the Company's Bylaws to create three (3) classes of directors with staggered terms and requiring the indemnification of the Company's directors and officers to the maximum extent permitted by Delaware law; (iii) electing Rodney J. Conard as a Class I Director, Geoffrey DeLesseps and Jonathan Schull as Class II Directors. Finally, and Keith Loris and Francis J. Knott as Class III Directors; and (iv) amending the Company's 1998 Stock Option Plan to increase the number of shares of the Company's common stock authorized for issuance to the Company's directors, consultants, officers, and other key employees from three million (3,000,000) shares to five million (5,000,000) shares of common stock.

Item (i) Amendment of Certificate of Incorporation

                                For            Against      Abstentions

                           6,685,947            66,641                0


Item (ii) Amendment of Bylaws

                                For            Against      Abstentions


                           6,537,564            215,024               0


Item (iii) Election of Directors:

Nominee                         For            Against      Abstentions
Rodney J. Conard           6,667,137               500           84,951

Geoffrey DeLesseps         6,708,938               500           43,150

Jonathan Schull            6,708,938               500           43,150

Keith Loris                6,708,938               500           43,150

Francis J. Knott           6,708,938               500           43,150


Item (iv) Amendment to Stock Option Plan

                                For            Against      Abstentions

                           6,403,396            349,192               0

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit Index

   Exhibit (3)(i)      Amended and Restated Certificate of Incorporation.

   Exhibit (3)(ii)     Amended By-Laws

   Exhibit (4)         Subscription Agreement between the Company and certain
                       investors pursuant to a Private Placement Memorandum dated May 10, 1999.

   Exhibit (27) -      Financial Data Schedule, filed herewith electronically

(b)  Reports on Form 8-K:

None

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  August 12, 1999                            SoftLock.com, Inc.

                                              BY: /s/ Douglas R. Johnson
                                                  Douglas R. Johnson
                                                  Executive Vice President, CFO

Exhibit 3(i)



                            AMENDED AND RESTATED
                        CERTIFICATE OF INCORPORATION

                                      OF

                             SOFTLOCK.COM, INC.



                                  Article 1.
                                     Name

The name of this corporation is SoftLock.com, Inc.



                                  Article 2.
                     Registered Office; Registered Agent

The address of the registered office of the Corporation in the State of Delaware is The Company Corporation, 1013 Centre Road, Wilmington, Delaware 19805, County of New Castle. The name of the registered agent of the Corporation in the State of Delaware at such address is The Company Corporation.




                                  Article 3.
Purpose

The purpose of the Corporation is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Delaware.




                                  Article 4.
Capital Stock

4.1. General Authorization. The Corporation is authorized to issue two classes of stock to be designated, respectively, "Common Stock" and "Preferred Stock." The total number of shares of all classes of stock which the Corporation shall have the authority to issue shall be Fifty-Five Million (55,000,000) shares. Fifty Million (50,000,000) shares shall be Common Stock, each having a par value of $.01 per share. Five Million (5,000,000) shares shall be Preferred Stock, each having a par value of $.01 per share.

4.2. Common Stock. The Common Stock of the Corporation shall have such designations, voting powers, preferences, and such other special rights and qualifications, limitations and restrictions thereon as are provided by Delaware General Corporation Law.

4.3. Preferred Stock. The Preferred Stock may be issued from time to time in one or more series. The Board of Directors is hereby authorized, by filing a certificate pursuant to the Delaware General Corporation Law, to fix or alter from time to time the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof, including, without limitation, the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), redemption price or prices, and the liquidation preferences of any wholly unissued series of Preferred Stock, and to establish from time to time the number of shares constituting any such series and the designation thereof, or any of them (a "Preferred Stock Designation"), and to increase or decrease the number of shares of any series subsequent to the issuance of shares of that series, but not below the number of shares of such series then outstanding. In case the number of shares of any series shall be the decreased in accordance with the foregoing sentence, the shares constituting such decrease shall resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series. Different series of Preferred Stock shall not be considered to constitute different classes of shares for the purpose of voting by class (except as otherwise fixed by the Board of Directors with respect to any series at the time of the creation thereof).

4.4. Negation of Preemptive Rights. Except as set forth in a duly adopted resolution of the Board of Directors or pursuant to a written agreement duly authorized by the Board of Directors, the holders of the capital stock of the Corporation shall have no preemptive rights to subscribe for any shares of any class of stock of the Corporation whether now or hereafter authorized.




                                  Article 5.
                        Board of Directors and Stockholders

For the management of the business and for the conduct of the affairs of the Corporation, and in further definition, limitation and regulation of the powers of the Corporation, of its directors and of its stockholders or any class thereof, as the case may be, it is further provided that:

5.1. The management of the business and the conduct of the affairs of the Corporation shall be vested in its Board of Directors. The number of directors which shall constitute the whole Board of Directors shall be fixed exclusively by one or more resolutions adopted from time to time by the Board of Directors.

5.2. From and after the closing of the Corporation's annual meeting on June 30, 1999 (the "Annual Meeting"), the directors of the Corporation shall be divided into three (3) classes designated as Class I, Class II and Class III, respectively. Directors shall be assigned to each class in accordance with a resolution or resolutions adopted by the Board of Directors prior to the Annual Meeting. At the first annual meeting of stockholders following the Annual Meeting, the term of office of the Class I directors shall expire and Class I directors shall shall be elected for a full term of three (3) years. At the second annual meeting of stockholders following the closing of the Annual Meeting, the term of the Class II directors shall expire and Class II directors shall be elected for a full term of three (3) years. At the third annual meeting of stockholders following the closing of the Annual Meeting, the term of office of the Class III directors shall expire and Class III directors shall be elected for a full term of three (3) years. At each succeeding annual meeting of stockholders, directors shall be elected for a full term of three (3) years to succeed the directors of each class whose terms expire at such annual meeting. Notwithstanding the foregoing provisions of this Article, each director shall serve until his successor is duly elected and qualified or until his death, resignation or removal. No decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director.

5.3. The Board of Directors is expressly authorized to alter, amend, or repeal or adopt new Bylaws by the affirmative vote of a majority of directors present and voting at a meeting of the directors duly called and noticed at which a quorum of directors is present.

5.4. The directors of the Corporation need not be elected by written ballot unless the Bylaws so provide.

5.5. From and after the Annual Meeting, any director, or the entire Board of Directors, may be removed from office only (i) for cause, and (ii) by the affirmative vote of the holders of at least sixty-six and two-thirds percent (66-2/3%) of the voting power of all of the then-outstanding shares of the voting stock.




                                  Article 6.
           Alteration, Amendment or Repeal of Certain Articles

From and after the Annual Meeting and notwithstanding any other provisions of this Certificate of Incorporation or any provisions of law which might otherwise permit a lessor vote or no vote, but in addition to any affirmative vote of the holders of any particular class or series of the voting stock required by law, this Certificate of Incorporation or any Preferred Stock Designation, the affirmative vote of the holders of at least sixty-six and two-thirds percent (66-2/3%) of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, shall be required to alter, amend or repeal Article 5, Article 6, Article 8 or Article 9 hereof.




                                  Article 7.
                           Section 102(b)(2) Statement

Whenever a compromise or arrangement is proposed between this Corporation and its creditors or any class of them and/or between this Corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of this Corporation or any creditor or stockholder thereof or on the application of any receiver or receivers appointed for this Corporation under Section 291 of Title 8 of the Delaware Code or on the application of trustees in dissolution or of any receiver or receivers appointed for this Corporation under Section 279 of Title 8 of the Delaware Code order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this Corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourths (3/4) in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this Corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this Corporation as a consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court at which said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of this Corporation, as the case may be, and also on this Corporation.




                                  Article 8.
                   Reservation of Right to Amend, Alter,
               Change or Repeal Certificate of Incorporation

Subject to Article 6 hereof, the Corporation reserves the right at any time, and from time to time, to amend, alter, change or repeal any provision contained in this Certificate of Incorporation, and any other provisions authorized by the laws of the State of Delaware at the time in force may be added or inserted, in the manner now or hereafter prescribed by law, and all rights, preferences and privileges of whatsoever nature conferred upon the stockholders, directors or any other persons whomsoever by and pursuant to this Certificate of Incorporation in its present form or as hereafter amended are granted subject to the rights reserved in this Article.

                                  Article 9.
               Limitation of Liability and Indemnification

9.1 To the extent permitted by law, the Corporation shall fully indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding (whether civil, criminal, administrative or investigative) by reason of the fact that such person is or was a director or officer of the Corporation, or is or was serving at the request of the Corporation as a director or officer of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding.

9.2 The Corporation shall advance expenses (including attorneys' fees) incurred by a director or officer in advance of the final disposition of such action, suit or proceeding upon the receipt of an undertaking by or on behalf of the director or officer to repay such amount if it shall ultimately be determined that such director or officer is not entitled to indemnification.

9.3 Any repeal or modification of this Article 9 shall be prospective and shall not affect the rights under this Article 9 in effect at the time of the alleged occurrence of any act or omission to act giving rise to liability or indemnification.



                                  Article 10.
                            Certificate Provision for
                    Elimination of Right to Act by Consent

 No action required to be taken or which may be taken at any annual meeting of stockholders of the Corporation may be taken without a meeting, and the power of the stockholders to consent in writing, without a meeting, to the taking of any action is specifically denied.

Exhibit 3(ii)




















                                   BYLAWS
                                      of
                             SOFTLOCK.COM, INC.

                                   BYLAWS
                                      of
                             SOFTLOCK.COM, INC.

                                                                  Page
ARTICLE I
SHAREHOLDER MEETINGS                                                3
SECTION 1.1.   ANNUAL MEETING.                                      3
SECTION 1.2.  SHAREHOLDER PROPOSALS FOR ANNUAL MEETING.             3
SECTION 1.3.   SPECIAL MEETINGS.                                    4
SECTION 1.4.   PLACE OF MEETINGS.                                   5
SECTION 1.5.   NOTICE OF MEETINGS.                                  5
SECTION 1.6.  RECORD DATE.                                          5
SECTION 1.7.  QUORUM.                                               6
SECTION 1.8.  VOTING.                                               6
SECTION 1.9.  PROXIES.                                              6
SECTION 1.10.  CONDUCT OF MEETING.                                  6

ARTICLE II
BOARD OF DIRECTORS                                                  6
SECTION 2.1.  ELECTION AND POWERS.                                  6
SECTION 2.2.  NUMBER.                                               7
SECTION 2.3.  VACANCIES.                                            7
SECTION 2.4.  REMOVAL.                                              7
SECTION 2.5.  NOMINATION OF DIRECTORS.                              7
SECTION 2.6.  MEETINGS.                                             8
SECTION 2.7.  PLACE OF MEETINGS.                                    8
SECTION 2.8.  NOTICE OF MEETINGS.                                   9
SECTION 2.9.  WAIVER OF NOTICE.                                     9
SECTION 2.10.  QUORUM.                                              9
SECTION 2.11.  PRESENCE AT MEETINGS.                                9
SECTION 2.12.  ACTION WITHOUT A MEETING.                            9
SECTION 2.13.  EXECUTIVE COMMITTEE AND OTHER COMMITTEES.            9

ARTICLE III
OFFICERS                                                           10
SECTION 3.1  OFFICERS.                                             10
SECTION 3.2  CHAIRMAN.                                             10
SECTION 3.3  VICE-CHAIRMAN.                                        10
SECTION 3.4  CHIEF EXECUTIVE OFFICER                               11
SECTION 3.5  PRESIDENT.                                            11
SECTION 3.5  EXECUTIVE AND OTHER VICE-PRESIDENTS.                  11
SECTION 3.6 SECRETARY AND ASSISTANT SECRETARIES.                   11
SECTION 3.7  TREASURER AND ASSISTANT TREASURERS.                   12

ARTICLE IV
SHARE CERTIFICATES                                                 12
SECTION 4.1.  FORM AND SIGNATURES.                                 12
SECTION 4.2.  TRANSFER OF SHARES.                                  13
SECTION 4.3.  MUTILATED, LOST, STOLEN OR DESTROYED CERTIFICATES.   13
SECTION 4.4.  STOCK LEDGERS.                                       13
SECTION 4.5.  TRANSFER AGENTS AND REGISTRARS.                      13

ARTICLE V
INDEMNIFICATION                                                    13
SECTION 5.1.  AUTHORIZATION OF INDEMNIFICATION.                    13
SECTION 5.2  NON-EXCLUSIVITY.                                      14
SECTION 5.3  SURVIVAL OF INDEMNIFICATION.                          14
SECTION 5.4  INSURANCE.                                            15

ARTICLE VI
FINANCES                                                           15
SECTION 6.1.  DIVIDENDS.                                           15
SECTION 6.2.  RESERVES.                                            15
SECTION 6.3.  BILLS, NOTES, ETC.                                   15
SECTION 6.4.  VOTING SHARES HELD BY THE CORPORATION.               15

ARTICLE VII
AMENDMENTS                                                         16
SECTION 7.1.  POWER TO AMEND.                                      16
SECTION 7.2.  NOTICE OF AMENDMENT AFFECTING ELECTION OF DIRECTORS. 16

ARTICLE VIII
OFFICES OF THE CORPORATION                                         16
SECTION 8.1.  REGISTERED OFFICE.                                   16
SECTION 8.2.  OTHER OFFICES.                                       16

ARTICLE IX
GENERAL PROVISIONS                                                 17
SECTION 9.1. DIVIDENDS.                                            17
SECTION 9.2.  RESERVES.                                            17
SECTION 9.3  EXECUTION OF INSTRUMENTS.                             17
SECTION 9.4  FISCAL YEAR.                                          17
SECTION 9.5  SEAL.                                                 17



                                   BYLAWS
                                     of
                             SOFTLOCK.COM, INC.



                                  ARTICLE I
                            SHAREHOLDER MEETINGS

SECTION 1.1. ANNUAL MEETING. The annual meeting of the shareholders shall be held within the six (6) calendar months following the end of each fiscal year of SoftLock.com, Inc. (the "Corporation"), at such date and hour as may be fixed by the Board of Directors (the "Board"), for the election of directors and for the transaction of such other business as may properly be brought before the meeting. At each annual meeting of shareholders, only such business shall be conducted as is proper to consider and has been brought before the meeting (i) pursuant to the Corporation's notice of the meeting, (ii) by or at the direction of the Board of Directors, or (iii) by a shareholder who is a shareholder of record of a class of shares entitled to vote on the business such shareholder is proposing both at the time of the giving of the shareholder's notice hereinafter described in Section 1.2 hereof and on the record date for such annual meeting, and who complies with the notice procedures set forth in Section 1.4 hereof.

SECTION 1.2.  SHAREHOLDER PROPOSALS FOR ANNUAL MEETING.

(a) In order to bring before an annual meeting of shareholders any business which may properly be considered, a shareholder who meets the requirements set forth in the preceding paragraph must give the Corporation timely written notice which complies with Section 1.4 of these bylaws. To be timely, a shareholder's notice must be given, by certified United States mail, with postage thereon prepaid and with return receipt requested, addressed to the Secretary at the principal office of the Corporation. Any such notice must be received at the Corporation's principal office not less than one hundred twenty (120) calendar days in advance of the anniversary of the date on which the Corporation's proxy statement was released to its shareholders in connection with the previous year's annual meeting of shareholders, unless the date of the meeting to which such notice relates has been changed by more than thirty (30) days from the date contemplated at the time of the previous year's proxy statement, in which case any such notice must be received not less than sixty (60) days before the date established for the meeting.

(b) Each such shareholder's notice shall set forth as to each matter the shareholder proposes to bring before the annual meeting: (i) the name and address, as they appear on the Corporation's stock transfer books, of the shareholder proposing business; (ii) the class and number of shares of stock of the Corporation beneficially owned by such shareholder; (iii) a representation that such shareholder is a shareholder of record at the time of the giving of the notice and intends to appear in person or by proxy at the meeting to present the business specified in the notice; (iv) a brief description of the business desired to be brought before the meeting, including the complete text of any resolutions to be presented and the reasons for wanting to conduct such business; and (v) any interest which the shareholder may have in such business.

(c) The Secretary or Assistant Secretary shall deliver each shareholder's notice that has been timely received to the Chairman and to the Chief Executive Officer for review.

(d) Notwithstanding the foregoing provisions of this Section 1.2, a shareholder seeking to have a proposal included in the Corporation's proxy statement for an annual meeting of shareholders shall comply with the applicable requirements of Regulation 14A under the Securities Exchange Act of 1934, as amended from time to time, or with any successor regulation.

SECTION 1.3.   SPECIAL MEETINGS.

(a) A special meeting may also be called by shareholders entitled to cast twenty-five percent (25%) of all votes entitled to be cast at the meeting, upon the request in writing signed by such shareholders and delivered to the Chairman of the Board, the Chief Executive Officer, or the Secretary. Such request shall set forth: (i) the names and addresses, as they appear on the Corporation's stock transfer books, of the stockholders making the request; (ii) the class and number of shares of stock of the Corporation beneficially owned by such stockholders; (iii) a representation that such stockholders are stockholders of record at the record date for determining whether the requisite number of stockholders have signed and delivered the written request demanding a special meeting of stockholders and a representation as to the date on which the first such stockholder signed such request; (iv) a representation that each such stockholder intends to appear in person or by proxy at the meeting to present the business specified in the notice; (v) as to each matter or business the requesting stockholders propose to bring before the special meeting, a brief description of the matter or business including the complete text of any resolutions to be presented and the reasons for wanting to conduct such business; and (iv) any interest which any of the requesting stockholders may have in such business.

(b) The record date for determining whether the requisite number of stockholders have signed and delivered the written request demanding a special meeting of stockholders is the date the first such stockholder signs such request.

(c) A special meeting may not be called to consider any matter which is substantially the same as a matter voted on at any special meeting of the stockholders held during the preceding twelve (12) months, unless the meeting is requested by stockholders entitled to cast a majority of all of the votes entitled to be cast at the meeting. The twelve-month period shall be determined from the date of the previous special meeting to the date of the stockholder request.

(d) The Secretary or Assistant Secretary shall inform the shareholders who make the request of the reasonably estimated cost of preparing and mailing a notice of the meeting, and only upon payment of these costs to the Corporation, notify each shareholder entitled to notice of the meeting. If the officer of the Corporation to whom such request in writing shall have been delivered pursuant to Section 1.2(a) shall fail to issue a call for such meeting within ten (10) business days after payment to the Corporation of the reasonably estimated cost of preparing and mailing a notice of the meeting, then the stockholders who made the request may do so by giving fifteen (15) business days' notice of the time, place and object of the meeting by advertisement inserted in a daily newspaper of general circulation in the City of Boston, Massachusetts.

(e) Only business within the purpose or purposes described in the notice for a special meeting of shareholders may be conducted at the meeting.

SECTION 1.4. PLACE OF MEETINGS. Annual and special meetings of the shareholders shall be held at the principal office of the Corporation or at such other place within or without the Commonwealth of Massachusetts as the Board or other persons authorized to call such meetings may from time to time determine and indicate in the notice.

SECTION 1.5. NOTICE OF MEETINGS. Written notice shall be given stating the place, date and hour of all meetings of the shareholders. The notice shall state the purpose or purposes of the meeting and shall indicate that it is being issued by or at the direction of the person or persons calling the meeting. A copy of the notice of any meeting shall be given, personally or by mail, not less than ten (10) nor more than fifty (50) days before the date of the meeting, to each shareholder entitled to vote at the meeting. If mailed, notice shall be deemed to have been given when deposited in the United States mail, postage prepaid, directed to each shareholder at his or her last known address as it appears on the records of the Corporation, or, if he or she shall have filed with the Secretary a written request that notices be mailed to some other address, then directed to him or her at such other address. Notice must also be given to any shareholder who, by reason of the action proposed at the meeting would be entitled to receive payment for his or her shares, and the existence of this right must be stated in the notice. No notice provided for in this Section
1.4 is required to be given to any shareholder who submits a signed waiver of notice, in person or by proxy, whether before or after the meeting. The attendance of any shareholder at the meeting, in person or by proxy, who does not protest prior to the conclusion of the meeting the lack of notice of such meeting, shall constitute a waiver of notice to the shareholder. No notice of any adjourned meeting of shareholders need be given, unless the Board fixes a new record date for the adjourned meeting.

SECTION 1.6. RECORD DATE. For the purposes of determining the shareholders entitled to notice of or vote at a shareholder's meeting or any adjournment thereof, the Board may fix a date of record which shall not be more than fifty (50) days nor less than ten (10) days before the meeting date. For the purpose of determining shareholders entitled to express consent to or dissent from any proposal without a meeting, or for determining shareholders entitled to receive payment of a dividend or the allotment of any rights, or for any other action, the Board may fix a date of record which shall not be more than fifty (50) days prior to such action.

SECTION 1.7. QUORUM. At all meetings of the shareholders, except as otherwise provided by law, there shall be present, in person or represented by proxy, shareholders owning a majority in number of the shares of the Corporation issued and outstanding and entitled to vote thereat, in order to constitute a quorum; but if there be no quorum, the holders of the share present or represented may, by majority vote, adjourn the meeting from time to time, but not for a period of over thirty (30) days at any one time, without notice other than by announcement at the meeting, until a quorum shall attend. At any such adjourned meeting at which a quorum shall attend, any business may be transacted which might have been transacted at the meeting as originally called. When a quorum is once present, it is not broken by the subsequent withdrawal of any shareholder.

SECTION 1.8. VOTING. At all meetings of the shareholders, each shareholder entitled to vote thereat may vote in person or by proxy and shall have one (l) vote for each share standing in his name on the books of the Corporation, unless otherwise provided in the Certificate of Incorporation. A plurality of votes cast shall be sufficient to elect directors and a majority of votes cast shall be sufficient to take any other corporate action, except as otherwise provided by law, the Certificate of Incorporation, or these Bylaws.

SECTION 1.9. PROXIES. No shareholder shall enter into a voting trust agreement, proxy or other type of agreement vesting in another person, other than another shareholder of the Corporation, or an officer or director of the Corporation, the authority to exercise voting power of any or all of his or her shares. Every proxy shall be in writing, subscribed by the shareholder or his or her duly authorized attorney-in-fact and dated. No proxy which is dated more than eleven (11) months before the meeting at which it is offered shall be accepted, unless such proxy shall, on its face, name a longer period for which it is to remain in force.

SECTION 1.10. CONDUCT OF MEETING. Meetings of the shareholders shall be presided over by the Chairman in accordance with Section 3.2 hereof, or in the absence of the Vice Chairman or all other such officers as prescribed in Article III hereof, by a Chairman to be chosen at the meeting. The Secretary or, pursuant to Article III hereof, the Assistant Secretary of the Corporation (if such Assistant Secretary has been appointed by the Board) shall act as Secretary of the meeting, if present, otherwise the Chairman shall appoint a Secretary.



                                 ARTICLE II
                             BOARD OF DIRECTORS

SECTION 2.1. ELECTION AND POWERS. The Board of Directors shall have the management and control of the affairs and business of the Corporation. The Board may act at any duly held meeting by the vote of a majority of the directors present, or it may act by unanimous written consent of all members of the Board if permitted by the Corporation's State of Incorporation. From and after the closing of the Corporation's annual meeting on June 30, 1999 (the "Annual Meeting"), the directors of the Corporation shall be divided into three (3) classes designated as Class I, Class II and Class III, respectively. Directors shall be assigned to each class in accordance with a resolution or resolutions adopted by the Board of Directors prior to the Annual Meeting. At the first annual meeting of shareholders following the Annual Meeting, the term of office of the Class I directors shall expire and Class I directors shall be elected for a full term of three (3) years. At the second annual meeting of shareholders following the closing of the Annual Meeting, the term of the Class II directors shall expire and Class II directors shall be elected for a full term of three (3) years. At the third annual meeting of shareholders following the closing of the Annual Meeting, the term of office of the Class III directors shall expire and Class III directors shall be elected for a full term of three (3) years. At each succeeding annual meeting of shareholders, directors shall be elected for a full term of three (3) years to succeed the directors of each class whose terms expire at such annual meeting. Notwithstanding the foregoing provisions of this Article, each director shall serve until his successor is duly elected and qualified or until his death, resignation or removal. No decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director. Each director shall serve until a successor is elected and qualified pursuant to the terms of this Article III, unless his or her directorship be therefore vacated by resignation, death, legal disqualification pursuant to Article V, removal or otherwise.

SECTION 2.2. NUMBER. The number of directors constituting the entire Board shall be such number, not less than three (3), as shall be fixed by vote of a majority of the entire Board from time to time. In absence of such action, the number of directors shall be three (3). Notwithstanding the provisions of this Section, where all of the shares are owned beneficially and of record by fewer than three (3) shareholders, the number of directors shall be equal to the number of shareholders, unless otherwise fixed by the Board, which may fix a greater number.

SECTION 2.3. VACANCIES. Vacancies and other openings in the Board, created for any reason except removal of a director without cause, may be filled by the Board or a majority of the directors then in office if less than a quorum are in office.

SECTION 2.4. REMOVAL. At any meeting of the shareholders duly called, any director may be removed from office only for cause by vote of the holders of a majority of the shares entitled to vote in the election of directors.

SECTION 2.5.  NOMINATION OF DIRECTORS.

(a) No person shall be eligible for election as a director at a meeting of shareholders unless nominated (i) by the Board of Directors or (ii) by a shareholder who is a shareholder of record of a class of shares entitled to vote for the election of directors, both at the time of the giving of the shareholder's notice hereinafter described in this
Section 2.5 and on the record date for the meeting at which directors will be elected, and who complies with the notice procedures set forth in this Section 2.5.

(b) In order to nominate any persons who are not listed as nominees in the Corporation's proxy statement for a shareholders' meeting for election as directors at such meeting, a shareholder who meets the requirements set forth in the preceding paragraph must give the Corporation timely written notice. To be timely, a shareholder's notice must be given either by personal delivery to the Secretary or an Assistant Secretary at the principal office of the Corporation or by first class United States mail, with postage thereon prepaid, addressed to the Secretary at the principal office of the Corporation. Any such notice must be received (i) on or after April 1st and before May 1st of the year in which the meeting will be held if the meeting is to be an annual meeting and clause (ii) is not applicable, or (ii) not less than sixty (60) days before an annual meeting, if the date of the applicable annual meeting, as prescribed in these Bylaws, has been changed by more than thirty (30) days or (iii) not later than the close of business on the tenth day following the day on which notice of a special meeting of shareholders called for the purpose of electing directors is first given to shareholders.

(c) Each such shareholder's notice shall set forth the following: (i) as to the shareholder giving the notice, (1) the name and address of such shareholder as they appear on the Corporation's stock transfer books, (2) the class and number of shares of the Corporation beneficially owned by such shareholder, (3) a representation that such shareholder is a shareholder of record at the time of giving the notice and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice and (4) a description of all arrangements or understandings, if any, between such shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made; and (ii) as to each person whom the shareholder wishes to nominate for election as a director, (1) the name, age, business address and residence address of such person,
(2) the principal occupation or employment of such person, (3) the class and number of shares of the Corporation which are beneficially owned by such person and (4) all other information that is required to be disclosed about nominees for election as directors in solicitations of proxies for the election of directors under the rules and regulations of the Securities and Exchange Commission. In addition, each such notice shall be accompanied by the written consent of each proposed nominee to serve as a director if elected and such consent shall contain a statement from the proposed nominee to the effect that the information about him contained in the notice is correct.

SECTION 2.6. MEETINGS. A regular meeting of the Board shall be held as soon as practicable after the adjournment of the annual meeting of shareholders for the election of officers, and the transaction of such business as may be properly presented, including the designation of times and places for additional regular meetings of the Board during the ensuing year. Special meetings of the Board shall be held at any time, upon call from the Chairman of the Board, if any, the Chief Executive Officer, or at least one-third (1/3) of the directors.

SECTION 2.7. PLACE OF MEETINGS. All meetings of the Board shall be held at the principal office of the Corporation, or at such other place, within or without the Commonwealth of Massachusetts as may from time to time be determined by the Board or the person or persons authorized to call the meeting.

SECTION 2.8. NOTICE OF MEETINGS. No notice need be given of a regular meeting of the Board. Notice of the place, day and hour of every special meeting shall be given to each director by personal delivery or by telegraph or facsimile or e-mail or leaving the same at the director's residence or usual place of business, at least one (1) day before the meeting, or shall be mailed to each director, postage prepaid and addressed to the director at his or her last known address according to the records of the Corporation, at least three (3) days before the meeting. No notice of any adjourned meeting of the Board need be given other than by announcement at the meeting, subject to the provisions of Section 2.10 of this Article.

SECTION 2.9. WAIVER OF NOTICE. Notice of a meeting need not be given to any director who submits a signed written waiver thereof whether before, during or after the meeting nor to any director who attends the meeting without protesting, prior thereto or at its commencement, the lack of notice to him or her.

SECTION 2.10. QUORUM. A majority of the directors in office, but in no event less than one-third (1/3) of the entire Board shall be necessary to constitute a quorum for the transaction of business at each meeting of the Board; but if at any meeting there be less than a quorum present, a majority of those present may adjourn the meeting from time to time without notice other than by announcement at the meeting, until a quorum shall attend. At any such adjournment at which a quorum shall be present any business may be transacted which might have been transacted at the meeting as originally called.

SECTION 2.11. PRESENCE AT MEETINGS. Any one or more members of the Board or any committee thereof may participate in a meeting of the Board or such committee, by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time. Participation by such means shall constitute presence at a meeting.

SECTION 2.12. ACTION WITHOUT A MEETING. Any action required or permitted to be taken any action by the Board of Directors or by any committee thereof at a duly held meeting may be taken without a meeting if all members of the Board of Directors or of the committee, as the case may be, consent in writing to the adoption of resolutions authorizing the action. Such resolutions and such written consents shall be filed with the minutes of the proceedings of the Board of Directors or of the committee.

SECTION 2.13. EXECUTIVE COMMITTEE AND OTHER COMMITTEES. The Board may, in its discretion, by an affirmative vote of a majority of the entire Board appoint an Executive Committee, or any other committee, to consist of three (3) or more directors. Unless limited by the Board, or by law, the Executive Committee shall have and may exercise all power and authority of the Board in the management of the business and affairs of the Corporation, and other committees shall have those powers conferred upon them by the Board, except that no committee shall have power to act in those areas specifically prohibited by law. Any committee shall have the power to act by unanimous written consent of all of its members in accordance with the Delaware General Corporation Law.


                                 ARTICLE III
                                   OFFICERS

SECTION 3.1 OFFICERS. The officers of the Corporation shall be chosen by the Board and shall be a Chairman, a Chief Executive Officer, a President, a Secretary and a Treasurer. The Board may also choose one or more executive, senior, assistant or other Vice Presidents, Assistant Secretaries or Assistant Treasurers. Any number of offices may be held by the same person except the offices of President and Secretary, unless the Certificate of Incorporation or these Bylaws otherwise provide.

(a) The Board at its first meeting after each annual meeting of shareholders shall choose a Chairman, a Chief Executive Officer, a President, a Secretary and a Treasurer.

(b) The Board may appoint such other officers and agents as it shall deem necessary, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board.

(c) The officers of the Corporation shall hold office until their successors are chosen and qualify. Any officer elected or appointed by the Board may be removed at any time by the affirmative vote of a majority of the Board of Directors. Any vacancy occurring in any office of the Corporation shall be filled by the Board.

(d) Any officer of the Corporation shall have authority to execute documents in the ordinary course of business such as bonds, mortgages, and other contracts requiring a seal, under the seal of the Corporation, except where required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated or limited by the Board to some particular officer or agent of the Corporation. No officer of the Corporation shall have any power or authority outside the normal day-to-day business of the Corporation, to bind the Corporation by contract or engagement or to pledge its credit or to render it liable in connection with any transaction unless so authorized by the Board.

SECTION 3.2 CHAIRMAN. The Chairman shall preside at all meetings of shareholders and of the Board. The Chairman shall perform such other duties and have such other powers as the Board may from time to time prescribe.

SECTION 3.3 VICE-CHAIRMAN. In the absence of the Chairman or in the event of his inability or refusal to act, the Vice-Chairman, if one has been appointed, shall perform the duties of the Chairman, and when so acting, shall have all the powers of and be subject to all of the restrictions upon the Chairman. The Vice-Chairman, if one has been appointed, shall perform such other duties and have such other powers as the Board may from time to time prescribe.

SECTION 3.4 CHIEF EXECUTIVE OFFICER. The Chief Executive Officer shall, subject to the direction of the Board and the Chairman, have the general management and control of the affairs and business of the Corporation. The Chief Executive Officer shall see that all orders and resolutions of the Board are carried into effect. The Chief Executive Officer shall also perform such other duties and have such other powers as the Board may from time to time prescribe.

SECTION 3.5  PRESIDENT.  In the absence of the Chief Executive
Officer or in the event of his inability or refusal to act, the President shall perform the duties of the Chief Executive Officer, and when so acting, shall have all the powers of and be subject to all the restrictions upon the Chief Executive Officer. The President shall perform such other duties and have such other powers as the Board may from time to time prescribe.

SECTION 3.6  EXECUTIVE AND OTHER VICE-PRESIDENTS.

(a) In the absence of the Chief Executive Officer and the President or in the event of their inability or refusal to act, the Executive Vice-President, in the event one has been elected (or in the event there be more than one Executive Vice-President, the Executive Vice-Presidents in the order designated, or in the absence of any designation, then in the order of their election), shall perform the duties of the Chief Executive Officer, and when so acting, shall have all the powers of and be subject to all the restrictions upon the Chief Executive Officer. The Executive Vice-Presidents shall perform such other duties and have such other powers as the Board may from time to time prescribe.

(b) In the absence of the Chief Executive Officer, the President and any Executive Vice-President or in the event of the inability or refusal of any Executive Vice-President to act, or in the event an Executive Vice-President has not been elected, the Vice-President (or in the event there be more than one Vice-President, the Vice-Presidents in the order designated, or in the absence of any designation, then in the order of their election) shall perform the duties of the Chief Executive Officer, and when so acting, shall have all the powers of and be subject to all the restrictions upon the Chief Executive Officer. The Vice-Presidents shall perform such other duties and have such other powers as the Board may from time to time prescribe.

SECTION 3.7 SECRETARY AND ASSISTANT SECRETARIES.

(a) The Secretary shall attend all meetings of the Board and all meetings of the shareholders and shall record all proceedings of the meetings of the Corporation and of the Board in a book to be kept for that purpose and shall perform like duties for the standing committees when required. The Secretary shall give, or cause to be given, notice of all meetings of the shareholders and special meetings of the Board, and shall perform such other duties as may be prescribed by the Board, under whose supervision he or she shall be. The Secretary shall have custody of the corporate seal of the Corporation and he or she, or an Assistant Secretary, shall have authority to affix the same to any instrument requiring it and when so affixed, it may be attested by his or her signature or by the signature of each such Assistant Secretary. The Board may give general authority to any other officer to affix the seal of the Corporation and to attest the fixing by his or her signature.

(b) The Assistant Secretary, or if there be more than one, the Assistant Secretaries in the order determined by the Board (or if there be no such determination, then in the order of their election), shall, in the absence of the Secretary or in the event of his inability or refusal to act, perform the duties and exercise the powers of the Secretary and shall perform such other duties and have such other powers as the Board may from time to time prescribe.

SECTION 3.8  TREASURER AND ASSISTANT TREASURERS.

(a) The Treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation and shall deposit all monies and other valuable effects in the name and to the credit of the Corporation in such depositories as may be designated by the Board.

(b) The Treasurer shall disburse the funds of the Corporation as may be ordered by the Board, taking proper vouchers for such disbursements, and shall render to the Board, at its regular meetings, or when the Board so requires, an account of all of the Treasurer's transactions as Treasurer and of the financial condition of the Corporation.

(c) If required by the Board, the Treasurer shall give the Corporation a bond (which shall be renewed every six (6) years) in such sum and with such surety or sureties as shall be satisfactory to the Board for the faithful performance of the duties of the Treasurer's office and for the restoration to the Corporation, in case of the Treasurer's death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in the Treasurer's possession or under the Treasurer's control belonging to the Corporation.

(d) The Assistant Treasurer, or if there shall be more than one, the Assistant Treasurers in the order determined by the Board (or if there be no such determination, then in the order of their election), shall, in the absence of the Treasurer or in the event of the Treasurer's inability or refusal to act, perform the duties and exercise the powers of the Treasurer and shall perform such other duties and have such other powers as the Board may from time to time prescribe.


                                 ARTICLE IV
                             SHARE CERTIFICATES

SECTION 4.1. FORM AND SIGNATURES. The interest of each shareholder of the Corporation shall be evidenced by certificates for shares in such form not inconsistent with law or the Certificate of Incorporation as the Board may from time to time prescribe. The share certificates shall be signed by the Chief Executive Officer, the President or a Vice President and by the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer, sealed with the seal of the Corporation, and countersigned and registered in such manner, if any, as the Board may by resolution prescribe. Where any share certificate is countersigned by a transfer agent or registered by a registrar, other than the Corporation itself or its employee, the signatures of any such Chief Executive Officer, President, Vice President, Secretary, Assistant Secretary, Treasurer, or Assistant Treasurer, and such corporate seal, may be facsimiles, engraved or printed. In case any officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such officer before the share certificate is issued, such certificate may be issued by the Corporation with the same effect as if such person had not ceased to be such officer.

SECTION 4.2. TRANSFER OF SHARES. The shares of the Corporation shall be transferred on the books of the Corporation by the registered holder hereof, in person or by his or her attorney, upon surrender for cancellation of certificates for the same number of shares, with a proper assignment and powers of transfer endorsed thereon or attached thereto, duly signed by the person appearing by the certificate to be the owner of the shares represented thereby, with such proof of the authenticity of the signature as the Corporation or its agents may reasonably require. Such certificate shall have fixed thereto all stock transfer stamps required by law. The Board shall have power and authority to make all such other rules and regulations as it may deem expedient concerning the issue, transfer and registration of certificates for shares of the Corporation.

SECTION 4.3.  MUTILATED, LOST, STOLEN OR DESTROYED 	CERTIFICATES.

The holder of any certificates representing shares of the Corporation shall immediately notify the Corporation of any mutilation, loss, theft or destruction thereof, and the Board may, in its discretion, cause one or more new certificates for the same number of shares in aggregate to be issued to such holder upon the surrender of the mutilated certificate, or in the case of loss, theft or destruction of the certificate, upon satisfactory proof of loss, theft or destruction and the deposit of indemnity by way of bond or otherwise in such form and amount and with such sureties or securities as the Board may require to indemnify the Corporation, its transfer agent and registrar, if any, against loss or liability by reason of the issuance of such new certificates; but the Board may in its discretion refuse to issue such new certificates save upon the order of some court having jurisdiction in such matters.

SECTION 4.4. STOCK LEDGERS. The stock ledgers of the Corporation containing the names and addresses of the shareholders and the number of shares held by them respectively shall be maintained at the principal office of the Corporation, or if there be a transfer agent, at the office of such transfer agent, as the Board shall determine.

SECTION 4.5. TRANSFER AGENTS AND REGISTRARS. The Corporation may have one or more transfer agents and one or more registrars of its stock or of any class or classes of its shares whose respective duties the Board may from time to time determine.


                                   ARTICLE V
                               INDEMNIFICATION

SECTION 5.1. AUTHORIZATION OF INDEMNIFICATION. Each person who was or is a party or is threatened to be made a party to or is involved in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative and whether by or in the right of the Corporation or otherwise (a "proceeding"), by reason of the fact that he or she, or a person of whom he or she is the legal representative, is or was a director or officer of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee, partner (limited or general) or agent of another corporation or of a partnership, joint venture, limited liability company, trust or other enterprise, including service with respect to an employee benefit plan, shall be (and shall be deemed to have a contractual right to be) indemnified and held harmless by the Corporation (and any successor to the Corporation by merger or otherwise) to the fullest extent authorized by, and subject to the conditions and (except as otherwise provided herein) procedures set forth in the Delaware General Corporation Law, as the same exists or may hereafter be amended (but any such amendment shall not be deemed to limit or prohibit the rights of indemnification hereunder for past acts or omissions of any such person insofar as such amendment limits or prohibits the indemnification rights that said law permitted the Corporation to provide prior to such amendment), against all expenses, liabilities and losses (including attorneys' fees, judgments, fines, ERISA taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith; provided, however, that the Corporation shall indemnify any such person seeking indemnification in connection with a proceeding (or part thereof) initiated by such persons only if such proceeding (or part thereof) was authorized by the Board. Persons who are not directors or officers of the Corporation and are not so serving at the request of the Corporation may be similarly indemnified in respect of such service to the extent authorized at any time by the Board. The indemnification conferred in this Section 5.1 also shall include the right to be paid by the Corporation (and such successor) the expenses (including attorneys' fees) incurred in the defense of or other involvement in any such proceeding in advance of its final disposition; provided, however, that, if and to the extent the Delaware General Corporation Law requires, the payment of such expenses (including attorneys' fees) incurred by a director or officer in advance of the final disposition of a proceeding shall be made only upon delivery to the Corporation of an undertaking by or on behalf of such director or officer to repay all amounts so paid in advance if it shall ultimately be determined that such director or officer is not entitled to be indemnified under this
Section 5.1 or otherwise; and provided further, that, such expenses incurred by other employees and agents may so be paid in advance upon such terms and conditions, if any, as the Board deems appropriate.

SECTION 5.2 NON-EXCLUSIVITY. The rights to indemnification and advance payment of expenses provided by Section 5.1 hereof shall not be deemed exclusive of any other rights to which those seeking indemnification and advance payment of expenses may be entitled under any by-law, agreement, vote of shareholders or disinterested directors or otherwise, both as to action in his or her official capacity and as to action in another capacity while holding such office.

SECTION 5.3 SURVIVAL OF INDEMNIFICATION. The indemnification and advance payment of expenses and rights thereto provided by, or granted pursuant to, Section 5.1 hereof shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director, officer, employee, partner or agent and shall inure to the benefit of the personal representatives, heirs, executors and administrators of such person.

SECTION 5.4 INSURANCE. The Corporation shall have the power to purchase and maintain on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee, partner (limited or general) or agent of another corporation or of a partnership, joint venture, limited liability company, trust or other enterprise, against any liability asserted against such person or incurred by such person in any such capacity, or arising out of such person's status as such, and related expenses, whether or not the Corporation would have the power to indemnify such person against such liability under the provisions of the Delaware General Corporation Law.


                                  ARTICLE VI
                                   FINANCES

SECTION 6.1. DIVIDENDS. Subject to law and to the provisions of the Certificate of Incorporation, the Board may declare dividends on the stock of the Corporation, payable upon such dates as the Board may designate.

SECTION 6.2. RESERVES. Before payment of any dividend, there may be set aside out of any funds of the Corporation available for dividends such sum or sums, as the Board from time to time, in its absolute discretion, deems proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation, or for such other purpose as the Board shall deem conducive to the best interest of the Corporation, and the Board may modify or abolish any such reserve in the manner in which it was created.

SECTION 6.3. BILLS, NOTES, ETC. All checks or demands for money and notes or other instruments evidencing indebtedness or obligations of the Corporation shall be made in the name of the Corporation and shall be signed by an officer of the Corporation or such other officer or officers or such other person or persons as the Board may from time to time designate.

SECTION 6.4. VOTING SHARES HELD BY THE CORPORATION. Unless otherwise determined by the Board, the Chief Executive Officer of the Corporation is hereby designated as the officer of the Corporation authorized to vote any and all shares of stock held by the Corporation in other domestic or foreign corporations; he or she shall have the power and authority to vote such shares in person or by proxy, or by written consents in lieu of formal meetings.


                                 ARTICLE VII
                                 AMENDMENTS

SECTION 7.1. POWER TO AMEND. The Board shall have the power to adopt, amend or repeal the Bylaws of the Corporation by a majority vote of the entire Board at any meeting, or by unanimous written consent of all members of the Board. However, any Bylaws adopted by the Board may be amended or repealed at any meeting of the shareholders.

SECTION 7.2.  NOTICE OF AMENDMENT AFFECTING ELECTION OF 	DIRECTORS.

If any Bylaw regulating an impending election of directors is adopted, amended or repealed by the Board, there shall be set forth in the notice of the next meeting of shareholders for the election of directors, the Bylaw so adopted, amended or repealed, together with a concise statement of the changes made.


                                ARTICLE VIII
                         OFFICES OF THE CORPORATION

SECTION 8.1. REGISTERED OFFICE. The initial registered office of the Corporation shall be in Wilmington, Delaware, and the initial registered agent in charge thereof shall be The Company Corporation.

SECTION 8.2. OTHER OFFICES. The Corporation may also have offices at such other places, both within and without the State of Delaware, as the Board may from time to time determine or as may be necessary or useful in connection with the business of the Corporation.



                                 ARTICLE IX
                             GENERAL PROVISIONS

SECTION 9.1. DIVIDENDS. The Board may, but shall not be obligated to, declare dividends upon the capital stock of the Corporation, subject to the provisions of the Certificate of Incorporation, as may be amended, and the laws of the State of Delaware.

SECTION 9.2. RESERVES. The Board may set apart, out of the funds of the Corporation available for dividends, a reserve or reserves for any proper purpose and may abolish any such reserve.

SECTION 9.3 EXECUTION OF INSTRUMENTS. All checks, drafts or other orders for the payment of money, and promissory notes of the Corporation shall be signed by such officer or officers or such other person or persons as the Board may from time to time designate.

SECTION 9.4 FISCAL YEAR. The fiscal year of the Corporation shall end on the 31st day of December of each year.

SECTION 9.5 SEAL. The corporate seal shall be in such form as the Board shall approve. The seal may be used by causing it or a facsimile thereof to be impressed or affixed otherwise reproduced.




Exhibit 4

                             SOFTLOCK.COM, INC.
                           SUBSCRIPTION AGREEMENT

                             Name of Subscriber:  ______________________








THE SECURITIES OF SOFTLOCK.COM, INC. BEING SOLD PURSUANT TO THIS MEMORANDUM HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY APPLICABLE STATE "BLUE SKY" OR SECURITIES LAWS. THE SHARES CANNOT BE SOLD, TRANSFERRED, ASSIGNED, OR OTHERWISE DISPOSED OF EXCEPT IN COMPLIANCE WITH APPLICABLE FEDERAL AND STATE SECURITIES LAWS.

SoftLock.com, Inc., a Delaware corporation ("the Company"), is conducting a private offering on a "best efforts" basis, of up to 1,200,000 shares of Common Stock (the "Shares") pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and Rule 506 of Regulation D adopted thereunder, as described in this Agreement and the Company's Confidential Offering Memorandum dated May 10, 1999, attached hereto (the "Memorandum").

If and when accepted by the Company, this Subscription Agreement, when executed below, shall constitute a contract to purchase Shares in the amount set forth on the signature page of this Agreement. This Subscription Agreement will be binding upon and enforceable against the Company only when countersigned by an authorized agent of the Company.

The purchase and sale of the Shares shall take place at one or multiple closings upon receipt of subscriptions acceptable by the Company and at such time as is agreeable to the Company (the "Closing" or "Closings"). At each Closing, the Company shall deliver to the Investors the Shares, against delivery to the Company by each such Investor of the purchase price in cash, immediately available funds or by check (the "Purchase Price"), together with a fully completed Affidavit of Accredited Investor and signature page to this Subscription Agreement.

Piggy-Back Registration Rights

(a) In the event that the Company shall register any of its Common Stock under the Securities Act of 1933 (a "Registered Offering"), either for its own account or the account of any other holder or holders of equity securities of the Company (the "Principal Shares"), other than (i) a registration relating solely to employee benefit plans including any registrations on Form S-8, (ii) a registration relating solely to a Rule 145 transaction including any registrations on Form S-4, or (iii) a registration in which the only equity security being registered is capital stock issuable upon conversion of convertible (or exchange of exchangeable) debt securities which are also being registered, the Company will provide you with written notice thereof within 90 days of the filing date of the first registration statement filed in connection with the Registered Offering (the "Company Notice"), and, subject to the other terms and conditions set forth herein, include in such registration (and any related qualification under blue sky laws or other compliance) and any underwriting involved therein, the Commission Shares specified in a written request or requests made by you to the Company within 10 days after receipt of the Company Notice; provided, however, that the number of Commission Shares specified in such written request or requests made by you to the Company shall not exceed 25% of all Commission Shares received by you (collectively, the "Registrable Securities").
(b) If the Registered Offering of which the Company gives notice is for a registered public offering involving an underwriting, the Company shall so advise you as a part of the Company Notice. In such event, your rights to registration pursuant to Section (a) shall be conditioned upon your participation in such underwriting, and the inclusion of your Registrable Securities in the underwriting shall be limited to the extent provided herein. You shall (together with the Company and the other holders distributing their securities through such underwriting, if any) enter into an underwriting agreement in customary form with the managing underwriter selected for such underwriting by the Company. Notwithstanding any other provision herein, if the managing underwriter determines that marketing factors require a limitation of the number of shares to be underwritten, the managing underwriter may limit the number of your Registrable Securities to be included in such registration to such number of your Registrable Securities which the managing underwriter determines can be included in such underwriting without reducing the number of shares to be sold by the Company pursuant to such underwriting. In such event, the Company shall so advise you and the number of shares (other than the Principal Shares) that may be included in the registration and underwriting shall be allocated among all the holders of the Company's shares wishing to participate in the Registered Offering under these piggy-back registration rights in proportion, as nearly as practicable, to the respective amounts of shares held by such holders at the time of filing the Registration Statement. To facilitate the allocation of shares in accordance with the above provisions, the Company may round the number of shares allocated to any holder to the nearest 100 shares. If you disapprove of the terms of any such underwriting, you may elect to withdraw therefrom by written notice to the Company and the managing underwriter. Any securities excluded or withdrawn from such underwriting shall be withdrawn from such registration, and shall not be transferred in a public distribution prior to 180 days after the effective date of the registration statement relating thereto, or such other shorter period of time as the underwriters may require.
(c) The Company shall have the right to terminate or withdraw any Registered Offering or other registration prior to the effectiveness of such registration whether or not you have elected to include your Registrable Securities in such registration.
(d) All registration expenses incurred in connection with registrations pursuant to this Section shall be borne by the Company. Unless otherwise stated, all selling expenses relating to your Registrable Securities shall be borne by you.
(e) In the case of each registration, qualification or compliance effected by the Company pursuant to this Agreement, the Company will keep you advised in writing as to the initiation of each registration, qualification and compliance and as to the completion thereof. At its expense the Company will:
(i) prepare and file with the Commission a registration statement with respect to such securities and use reasonable efforts to cause such registration statement to become and remain effective for at least sixty (60) days or until the distribution described in the registration statement has been completed, whichever first occurs; and
(ii) furnish to you, should you choose to participate in such registration, and to the underwriters of the securities being registered such reasonable number of copies of the registration statement, preliminary prospectus, final prospectus and such other documents you and/or the underwriters may reasonably request in order to facilitate the public offering of such securities.
(f) You agree, if any of your Registrable Securities are included in the securities as to which such registration, qualification or compliance is being effected, to indemnify the Company, each of its directors and officers, each underwriter, if any, of the Company's securities covered by such a registration statement, each person or entity who controls the Company or such underwriter within the meaning of Section 15 of the Securities Act, and each other such holder, each of its officers and directors and each Person or entity controlling such holder within the meaning of Section 15 of the Securities Act, against all claims, losses, damages and liabilities (or actions in respect thereof) arising out of or based on any untrue statement (or alleged untrue statement) of a material fact contained in any such registration statement, prospectus, offering circular or other document, or any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and will reimburse the Company, and its directors, officers, representatives, underwriters and control persons for any legal or any other expenses reasonably incurred, as such expenses are incurred, in connection with investigating or defending any such claim, loss, damage, liability or action, in each case to the extent, but only to the extent, that such untrue statement (or alleged untrue statement) or omission (or alleged omission) is made in reliance upon and in conformity with written information furnished to the Company by you. Notwithstanding the foregoing, your liability under this subsection shall be limited in an amount equal to the initial price of the Registrable Securities offered by you, unless such liability arises out of or is based on willful misconduct by you.
(g) Each party entitled to indemnification under this Section (for the purposes of this Section, the "Indemnified Party") shall give notice to the party required to provide indemnification (for the purposes of this Section, the "Indemnifying Party") after such Indemnified Party has actual knowledge of any claim as to which indemnity may be sought, and shall permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting therefrom, provided that counsel for the Indemnifying Party, who shall conduct the defense of such claim or litigation, shall be approved by the Indemnified Party (whose approval shall not be unreasonably withheld), and the Indemnified Party may participate in such defense at such party's expense, and provided further that the failure of any Indemnified Party to give notice as provided herein shall not relieve the Indemnifying Party of its obligations under this Agreement, unless the failure to give such notice is materially prejudicial to an Indemnifying Party's ability to defend such action, and provided further that the Indemnifying Party shall not assume the defense for matters as to which there is a conflict of interest or separate and different defenses. No Indemnifying Party, in the defense of any such claim or litigation, shall, except with the consent of each Indemnified Party, consent to entry of any judgment or enter into any settlement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such Indemnified Party of a release from all liability in respect to such claim or litigation.
(h) In the event the terms of this Section conflict with the terms of any underwriting agreement in connection with any registration hereunder, the terms of such underwriting agreement shall control.
(i) If your Registrable Securities are to be included in any Registered Offering, you shall furnish to the Company such information as the Company may request in writing and as shall be required in connection with any registration, qualification or compliance referred to in this Agreement.
(j) The rights granted pursuant to this Section shall terminate at such time as the Company has registered all your Registrable Securities in a Registered Offering or other registration. You may exercise its piggy-back registration rights granted under this Section not more than two (2) times. The registration rights granted under this Agreement shall not be assignable, directly or indirectly, in whole or in part, to any other person or entity, whether by operation of law or otherwise. Upon any assignment of Registrable Securities, the registration rights granted under this Agreement shall terminate with respect to the Registrable Securities so transferred.

If paying by check, make check payable to "Softlock.com, Inc.". If wiring funds, please wire transfer to:
Bank Name: Chase Manhattan Bank
Branch: 560 Monroe Ave.;  Rochester, NY 14607
Routing Number (ABA#): 021 000 021
Account Number: 000 185 5063
Account Name: SoftLock Services, Inc.

Each part of this Subscription Agreement must be completed by the Investor. By Investor's signature below, the Investor acknowledges that he or she understands that the Company is relying upon the accuracy and completeness hereof in complying with its obligations under applicable securities laws, and represents and warrants the accuracy of the statements set forth below. One of the purposes of this Subscription Agreement is to assure the Company that each prospective Investor is an Accredited Investor as that term is defined in Rule 501 of Regulation D.


PLEASE READ AND COMPLETE EACH RESPONSE:

1. I have received and read the Memorandum and the Exhibits thereto, and am familiar with the terms and provisions thereof. I acknowledge that I have not relied upon any information which is not set forth in the Memorandum or any document included as an Exhibit thereto or provided to me by the Company in response to a request for such documents. Other than the Memorandum and Exhibits thereto, I have relied upon the following documents requested from the Company and provided to me for purposes of making my decision to invest in the
Shares:

_________________________________________________________________
_________________________________________________________________
_________________________________________________________________
      _________
      (Initial)

2. I have such knowledge and experience in business and financial matters that I am capable of evaluating the Company and the proposed activities thereof, and the risks and merits of this prospective investment.
      _________
      (Initial)

3.  (a)  My net worth, either individually or jointly with my spouse, is:
(Please initial the appropriate box below)
Below $50,000          _____
$50,000 to $75,000     _____
$75,000 to $149,999    _____
$150,000 to $224,999   _____
$225,000 to $499,999   _____
$500,000 to $999,999   _____
$1,000,000 or more     _____

(b) During each of the last 2 years, I have had and reasonably expect in the current year to have, an income in excess of $200,000 (not including any income attributable to my spouse).
     _____YES         _____NO

(i)   During 1999, I reasonably expect to have annual gross income of:
(Please initial the appropriate box below)
Below $50,000          _____
$50,000 to $99,999     _____
$100,000 to $200,000   _____
$200,000 or more       _____

(ii)  During 1998, I had annual gross income of:
(Please initial the appropriate box below)
Below $50,000          _____
$50,000 to $99,999     _____
$100,000 to $200,000   _____
$200,000 or more       _____

(iii)  During 1997, I had annual gross income of:
(Please initial the appropriate box below)
Below $50,000          _____
$50,000 to $99,999     _____
$100,000 to $200,000   _____
$200,000 or more       _____

(c) During each of the last 2 years, my spouse and I together have had and reasonably expect in the current year to have, annual gross income in excess of $300,000.
      _____YES        _____NO

(i)  During 1999, we expect to have annual gross income of:
(Please initial the appropriate box below)
Below $50,000          _____
$50,000 to $149,999    _____
$150,000 to $299,999   _____
$300,000 or more       _____

(ii)  During 1998, we had annual gross income of:
(Please initial the appropriate box below)
Below $50,000          _____
$50,000 to $149,999    _____
$150,000 to $299,999   _____
$300,000 or more       _____

(iii)  During 1997, we had annual gross income of:
(Please initial the appropriate box below)
Below $50,000          _____
$50,000 to $149,999    _____
$150,000 to $299,999   _____
$300,000 or more       _____


4. I have a pre-existing personal or business relationship with the Company or one or more of the Officers, Directors, or controlling persons of the Company, and as a result of such relationship, I am capable of protecting my own interests in connection with my proposed investment.
     _____YES        _____NO

If yes, please explain this relationship.

_________________________________________________________________

_________________________________________________________________

_________________________________________________________________

_________________________________________________________________

5.  I have previously been advised that I would have an opportunity to review all the pertinent facts concerning the Company and to obtain any additional information which I might request, to the extent possessed or obtainable without unreasonable effort and expense, in order to verify the accuracy of information contained in the Memorandum. I have had an opportunity to ask questions and receive answers from the Company regarding the Company, its business, operations and financial condition and the terms and conditions of this offering of the Shares, and answers have been provided to my full satisfaction. I have fully reviewed all corporate and governance documents of the Company and such other documents which I feel is necessary or appropriate prior to purchase of the Shares, understand all relevant terms and have asked all questions and received answers thereto to my full satisfaction. If deemed necessary by me, I have consulted with a professional advisor who has provided me with advice concerning the terms and conditions of the offering.
_________
(Initial)

6. (a) I would like the Company to contact me in person or by telephone before accepting my subscription so that I may further avail myself of the opportunity for additional information and the opportunity to ask additional questions of the Company (If "Yes", the Company will contact you).
     _____YES        _____NO

(b) If "Yes", please attach your written statement hereto setting further the general nature of the information desired and then state Business Phone No. (____) ____________, and Residence Phone No. (____) ______________, where the Company can contact you immediately.

7. I understand that the Shares have not been registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemptions from the registration requirements under the Act pursuant to Section 4(2) of the Act, and Rule 506 of Regulation D adopted thereunder, and that the Shares have not been registered under any blue sky or state securities laws; and, therefore, that I must bear the economic risk of the investment for an indefinite period of time since the Shares cannot be sold, transferred or assigned to any person or entity without compliance with the provisions of the Act and applicable state blue sky or securities laws. I acknowledge that this Agreement is not assignable.
_________
(Initial)

8. I have adequate means of providing for my current needs and personal contingencies without taking into account the amount invested to purchase the Shares, and have no need for liquidity in this investment in order to meet such needs.
_________
(Initial)

9.  I represent and warrant that:
     (Initialing below (i) of this Section is an acknowledgment of all representations contained in this Section (9).)
(a) I understand that the Shares being purchased hereunder have not been registered under the Act or any state securities laws.
(b) I understand that I cannot sell or otherwise transfer the Shares being purchased hereunder unless they are registered under the Act and applicable state securities laws, or exemptions from such registration are available at the time of the sale.
(c) I understand that I must bear the economic risk of the investment in the Shares for an indefinite period of time because, as described in Paragraph 9(a) above, the Shares have not been registered under the Act or any state securities laws.
(d) I understand that the Company has a limited operating history and that an investment in the Shares is speculative in nature and involves a substantial degree of risk. I understand that I may lose my entire investment.
(d) I will not sell the Shares being purchased hereunder without registration under the Act and applicable state securities laws or unless an exemption from such registration requirements is available.
I understand that the burden will be upon me to prove the availability of such an exemption.
(f) I understand that the Company will restrict the transfer of the Shares in accordance with the foregoing representations.
(g) I agree that all certificates representing the Shares of the Company will contain or be endorsed with the following (or a substantially equivalent) legends:
The securities represented by this Certificate have not been registered under the Securities Act of 1933 (the "Act") and are "restricted securities" as that term is defined in Rule 144 under the Act. The securities may not be offered for sale, sold or otherwise transferred except pursuant to an effective registration statement under the Act or pursuant to an exemption from registration under the Act, the availability of which is to be established to the satisfaction of the Company.

(h) I understand that there is presently only a limited public market for the shares of Common Stock, and there is no assurance that such public market for the shares will continue.
(i)  I have full power and authority to enter into this Agreement, and, for those Investors which are corporations (1) such Investor is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to carry on its business as now conducted, and (2) all action on the part of the Investor necessary for the authorization, execution and delivery of this Agreement, the performance of all obligations of the Investor hereunder, including, without limitation, the payment of the purchase price for the Shares sold such Investor hereunder has been taken, and the Investor has all requisite power and authority to enter into this Agreement. This Agreement has been duly executed and delivered by Investor and, assuming due authorization, execution and delivery by the Company, constitutes Investor's valid and legally binding obligation enforceable against the Investor in accordance with its terms, subject to the effect of any applicable bankruptcy, reorganization, insolvency (including, without limitation, all laws relating to fraudulent transfers), moratorium or similar laws affecting creditors' rights generally, subject, as to enforceability, to the effect of general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law) and subject to the effect of applicable securities laws as to rights of indemnification.
_________
(Initial)

10. I represent that I am the sole party in interest as to my subscription and am acquiring the Shares solely for investment for my own account and have no present agreement, understanding, arrangement, or intent to subdivide, sell, assign, transfer or otherwise dispose of all or any part of my Shares to any other person.
_________
(Initial)

11.  I represent that I have not distributed the Memorandum (or any other documents provided to me by the Company) to anyone other than my personal advisors (e.g., investment advisors, attorney and/or accountant), and that I have not allowed any other person to review the Memorandum.
_________
(Initial)

12. If an individual, I am over 21 years of age and I am a resident of the United States.
_________
(Initial)
13. If the prospective investor is a partnership, joint venture, corporation, trust, or other entity not a natural person, such entity represents and warrants that (i) such entity was not formed for purposes of investing in the Shares, and (ii) all of the equity owners of such entity are accredited investors within the meaning of Rule 501 of Regulation D promulgated under the Act.
_________
(Initial)

14..I am not affiliated with an NASD member broker/dealer firm as an employee, partner or shareholder or as a relative or member of the same household of any employee, partner or shareholder of an NASD member broker/dealer firm, except as described below:

I am not affiliated with an NASD member.	_________ (Initial)
      or
I have the following affiliations to NASD member(s):
(describe, including name and address of firm, individual members and nature of affiliation(s)):
_________________________________________________________________

_________________________________________________________________

_________________________________________________________________

_________________________________________________________________

15.  I recognize that the sale of the Shares to me will be based upon my representations and warranties set forth hereinabove and the statements made by me herein and I hereby agree to indemnify the Company and each of its Officers, Directors, controlling persons, attorneys and agents, and to hold each of them harmless from and against any and all loss, damage, liability or expense, including costs and reasonable attorney's fees, to which they may be put or which they may incur by reason of, or in connection with, any misrepresentation made by me in this Subscription Agreement, any breach by me of my warranties and/or failure by me to fulfill any of my covenants or agreements set forth herein or arising out of the sale or distribution of any Shares by me in violation of the Act, or any other applicable securities or "blue sky" laws.
_________
(Initial)

16. I acknowledge that the obligations of the Company to me hereunder are subject to and contingent upon the fulfillment by me, on or before the Closing, of each of the following conditions:
(a) the representations and warranties made by me herein shall be true and correct on and as of the Closing with the same effect as though such representations and warranties had been made on and as of the date of such Closing;
(b) I shall have delivered to the Company the Purchase Price specified herein, in the manner specified herein; and
(c) I shall have delivered to the Company an Affidavit of Accredited Investor in the form attached hereto, and the information provided therein shall be complete and correct on and as of the Closing with the same effect as though such information had been provided as of the date of such Closing. IN WITNESS WHEREOF, subject to acceptance by the Company, the undersigned has completed this Subscription Agreement to evidence his or her subscription to Shares of SoftLock.com, Inc. as offered by the Confidential Offering Memorandum dated ___________, as of this ____ day of ______________, 199__.

Amount of Commitment
(Minimum Purchase: 20,000 Shares ($100,000))
$                  for                        Shares

Checks should be made payable to SoftLock.com, Inc.

__________________________________
Name (Please Print)

__________________________________
(Signature)

Residence Address:       Telephone Numbers:
(include Zip Code)       (include Area Codes)
___________________________   Business: (___) ______________

___________________________   Residence: (___) _____________

Mailing Address:               S.S. Number: ________________
(if different)
____________________________   Date of Birth: ________________

____________________________   Citizenship: _________________





ACCEPTED FOR __________ Shares
this ____ day of _____________,199_.

SOFTLOCK.COM, INC.
 By__________________________
Douglas Johnson
Executive Vice President, CFO

EXHIBIT B
     AFFIDAVIT OF ACCREDITED INVESTOR

SoftLock.com, Inc.
Attn: Douglas Johnson, Executive Vice President, CFO
399 Alexander Street
Rochester, New York 14607

Gentlemen:

In connection with my purchase of ____________ shares of Common Stock of SoftLock.com, Inc. (the "Shares"), I hereby represent to you as follows:

A. I am an "accredited investor," as that term is defined in Rule 501 of Regulation D adopted under the Securities Act of 1933, as amended ("the Act"). Specifically, I come within the following category of that definition (check one and complete the blanks as applicable):

1. _____ I am an institutional investor within the meaning of Rule 501(a)(1) of Regulation D of the Act, with total assets of $ _______________________.
2. _____ I am a private business development company as defined in Section 202(a)(22) of the Investment Advisors Act of 1940.
3.  _____  I am a tax exempt organization described in Section 501(c)(3)
of the Internal Revenue Code, with total assets of $ ______________________.
4.  _____  I am an officer or director of SoftLock.com, Inc.  My capacity is
_________________________.
5. _____ I am a natural person whose present net worth (or whose joint net worth including my spouse) exceeds $1,000,000.
6. _____ I am a natural person who had individual income in excess of $200,000 in each of the last two years (1996 and 1997), and I reasonably expect to have an income in excess of $200,000 in the current year (1998).
I expect my income during 1998 to be approximately  $__________.

       or

     _____ I am a natural person who (together with my spouse) had joint income in excess of $300,000 in each of the last two years (1996 and 1997), and we reasonably expect to have joint income in excess of $300,000 in the current year (1998). I expect our income during 1998 to be approximately $
_____________.
7. _____ I am a trust with total assets of $5,000,000 whose purchase of the securities is directed by a sophisticated person as described in Rule 506(b)(c)(ii) of Regulation D.
8.   _____   I am an entity, all of whose equity owners are accredited
investors under paragraphs 1,2,3,4,5, 6, or 7, above.

B. I understand that Regulation D requires that you have information which causes you to have a reasonable belief that the foregoing statement is correct. Thus, if you care to do so, you may contact my banker, my accountant or other person who I designate below to corroborate the above. The name and telephone number of:

(a)   My banker is ________________________________________________;

(b)   My accountant is _____________________________________________; and

(c)   Other reference is ____________________________________________.

C. I represent that I am the sole party in interest as to my participation in and commitment to the Company and am acquiring the Shares solely for investment for my own account and have no present agreement, understanding or arrangements to subdivide, sell, assign, transfer or otherwise dispose of all or any part of my Shares to any other person.

D. I have read and understand the following restrictive legend, and I further understand the restrictions on transferability and sale of such securities:
The securities represented by this Certificate have not been registered under the Securities Act of 1933 (the "Act") and are "restricted securities" as that term is defined in Rule 144 under the Act. The securities may not be offered for sale, sold or otherwise transferred except pursuant to an effective registration statement under the Act or pursuant to an exemption from registration under the Act, the availability of which is to be established to the satisfaction of the Company.
E.  This Affidavit is provided to assist you in complying with Regulation
D of the Act and/or Section 4(2) of the Act.

F. I agree to indemnify the Company for any loss it may sustain or incur as a result of any action taken by the Securities and Exchange Commission or any other person challenging my status as an accredited investor under Regulation D of the Act, and to provide them with whatever documentation they may reasonably request in order to prove that, at the time of my purchase of the Shares, I was an accredited investor as defined in Regulation D of the Act.


IN WITNESS WHEREOF, subject to acceptance by the Company, the undersigned has executed this Affidavit and related Subscription Agreement to evidence his or her subscription to Shares of SoftLock.com, Inc. on this ______ day of ____________, 199__.

SUBSCRIBER:




      (Print Name)