Form 10QSB
period 1999-09-30
SOFTLOCK COM INC
filed 1999-11-15
CIK 870227

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended:    September 30, 1999

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

                                (978) 461-5940
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                              Yes -X-     No ---

As of November 12, 1999, 10,913,730 shares of common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes ---   No -X-

                                       INDEX

                                                                  Page
                                                                 Number

PART I.     FINANCIAL INFORMATION

      Item 1. Consolidated Financial Statements

      Consolidated Balance Sheet (Unaudited) September 30, 1999          1

      Consolidated Statements of Operations (Unaudited)
      for the three months and nine months ended
      September 30, 1999 and 1998                                        2

      Consolidated Statements of Cash Flows (Unaudited)
      for the nine months ended September 30, 1999 and 1998              3

      Notes to Consolidated Financial Statements                         4

      Item 2. Management's Discussion and Analysis                     5-10

PART II.     OTHER INFORMATION

      Item 1. Legal Proceedings                                         11

      Item 2. Changes in Securities and Use of Proceeds                 11

      Item 6. Exhibits and Reports on Form 8-K                          12

              Signatures                                                13

Item 1.
                             SoftLock.com, Inc.
                         CONSOLIDATED BALANCE SHEET
                             September 30, 1999
                                (unaudited)

                                  ASSETS
CURRENT ASSETS:
   Cash                                                      $1,020,601
   Other current assets                                          77,026
                                                              ---------
      Total current assets                                    1,097,627

PROPERTY AND EQUIPMENT, NET                                     460,894

OTHER ASSETS                                                  1,013,570
                                                              ---------

         TOTAL ASSETS                                        $2,572,091
                                                              =========


                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                            $428,814
   Accrued compensation                                         170,126
   Other accrued liabilities                                    965,034
                                                              ---------

     Total current liabilities                                1,563,974

OTHER LIABILITIES                                               638,376

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value; 50,000,000 shares
      authorized, 10,913,730 shares issued and outstanding      109,137
   Additional paid-in capital                                 5,426,742
   Retained earnings deficit                                 (4,897,258)
   Less- Note receivable-exercise of options                   (268,880)
                                                              ---------

      Total stockholders' equity                                369,741
                                                              ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $2,572,091
                                                              =========

The accompanying notes are an integral part of the financial statements.
                                       1

                              SoftLock.com, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three and Nine Months Ended September 30, 1999 and 1998
                                 (unaudited)


                           For the three           For the nine
                    months ended September 30,  months ended September 30,
                    --------------------------  --------------------------
                           1999    1998           1999        1998
                           ----    ----           ----        ----

REVENUES                $11,373    $27,114      $77,484      $88,733

COST OF REVENUES:         5,095      6,431       18,071       18,481
                       --------   --------     --------     --------
   Gross profit           6,278     20,683       59,413       70,252

OPERATING EXPENSES:   1,430,023    144,904    3,007,407      476,966
                       --------   --------     --------     --------
   Loss from
     Operations      (1,423,745)  (124,221)  (2,947,994)    (406,714)


OTHER INCOME:            12,219      7,980       43,662       27,505
                       --------   --------     --------     --------

   Loss before income
      Taxes          (1,411,526)  (116,241)  (2,904,332)     (379,209)

INCOME TAX EXPENSE          345         -         1,078           513
                       --------   --------     --------     --------

NET LOSS            $(1,411,871) $(116,241) $(2,905,410)    $(379,722)
                      =========    =======    =========       =======

NET LOSS PER SHARE:
     Basic               $(0.13)    $(0.02)      $(0.29)       $(0.05)
                       ========   ========     ========      ========

Wtd. average
  shares outstanding  10,888,188  7,661,170  10,081,387     7,285,234
                      ==========  =========  ==========     =========


The accompanying notes are an integral part of the financial statements.
                                       2


                             SoftLock.com, Inc.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Nine Months Ended September 30, 1999 and 1998
                                 (unaudited)

                                                      1999          1998
                                                ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:           $(1,381,394)     $(297,304)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capitalized website development costs           (992,760)             -
   Purchases of property and equipment             (289,218)             -
                                                  ---------       --------
                                                 (1,281,218)             -

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock         3,037,346        499,999
   Cash effect of Fieldcrest transaction                  -         (3,030)
   Note payable - SI Ventures                       500,000              -
   Lease payments                                   (14,213)             -
                                                  ---------       --------

                                                  3,523,133        496,969
                                                  ---------       --------

NET INCREASE IN CASH                                859,761        199,665

CASH, beginning of period                           160,841        119,563
                                                  ---------       --------

CASH, end of period                              $1,020,602       $319,228
                                                  =========       ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the year for-
      Interest                                       $6,939           $229
                                                  =========       ========

      Income taxes                                   $1,078           $513
                                                  =========       ========


SUPPLEMENTAL DISCLOSURE OF NONCASHINVESTING AND FINANCING ACTIVITIES:
      Capital lease                                $177,596         $    -
                                                  =========       ========



The accompanying notes are an integral part of the financial statements.
                                      3

                             SoftLock.com, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1999
                                 (Unaudited)


1.   Management's Representation of Interim Financial Information

The accompanying consolidated financial statements have been prepared by SoftLock.com, Inc. (the "Company" or "SoftLock") without audit pursuant to the rules and regulations of the Securities and Exchange Commission
(the "SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.

The accompanying consolidated financial statements as of September 30, 1999 reflect the financial condition of the Company and its wholly owned operating subsidiary, SoftLock Services, Inc. ("SSI").

These consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 1998 filed as part of the Company's Annual Report on Form 10-KSB.

The Company has reviewed the status of its legal contingencies and believes that there are no material changes from that disclosed in Form 10-KSB for the year ended December 31, 1998. The results for the nine (9) month period ended September 30, 1999 are not necessarily indicative of the results for the entire year 1999.

2.   Private Placement of Equity Securities

In January and February 1999, the Company issued a total of 1,540,000 shares of common stock for net cash proceeds of $1,882,210 in a private placement of its common stock under Section 4(2) of the Securities Act of 1933, as amended
(the "Act") and Regulation D promulgated thereunder.

In June 1999, the Company issued a total of 235,000 shares of common stock for net cash proceeds of $1,155,136 in a private placement of its common stock under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Regulation D promulgated thereunder.

Item 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF
                                 OPERATIONS

Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of
1995. The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will obtain or have access to adequate financing for each successive phase of its growth, that the Company will market and provide software products and services on a timely basis, that there will be no material adverse competitive or technological change in the condition of the Company's business, that demand for the Company's software products and services will significantly increase, that the Company's Chief Executive Officer and other key employees will remain employed as such by the Company, that the Company's forecasts accurately anticipate market demand and that there will be no material adverse change in the Company's operations, business or governmental regulation affecting the Company or its suppliers. The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed elsewhere in the Company's public filings with the Securities and Exchange Commission, there are a number of other risks inherent in the Company's business and operations which could cause the Company's operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. In light of significant uncertainties inherent in the forward-looking information included in this report, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives or plans will be achieved.


Background

SoftLock provides a sales and merchandising system for digital content on the Internet and has been vending passwords to unlock secure digital content since 1992. The SoftLock CyberSales Solution(tm), which had its "soft opening" in October 1999, will update the Company's offerings and is intended to allow publishers of electronic content to securely sell their digital content from their own Web sites, through consumers receiving this content via electronic mail using the SoftLock Chain Reaction Channel(tm) and through the SoftLock Merchandising Network(tm).

The SoftLock Chain Reaction Channel promotes the secure distribution of digital information by taking advantage of consumers' natural tendency to pass along relevant content to colleagues, friends and family. SoftLock's patented (US #5,509,070) technology prevents electronic shoplifting (piracy) while "SoftLocked" content is securely sampled, electronically purchased, and redistributed.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (continued)

Background (continued)

When a prospective end-user receives a SoftLocked product, the prospect can sample a portion of the final product (i.e. "demo" the product). The prospect can then instantly purchase access to the complete product via the World Wide Web. The end-user then has permanent access to the product for the user's own use. The end-user is also encouraged redistribute the product to friends or colleagues because SoftLocked products automatically return to the locked state "demo" mode and invite another purchase of the full content when copied from one computer to another.

The SoftLock Merchandising Network is a distribution system enabling SoftLock's Content Providers to securely sell documents through SoftLock-affiliated Web sites. SoftLock assists in brokering and merchandising content, remits payments to Content Providers and SoftLock Affiliates, and also provides reports and customer service.

SoftLock Content Providers include traditional print publishers, web-based information services, financial/business research, magazines, books, newspapers, and new media companies.

Corporate Structure

Prior to July, 1998, the Company was a public shell company organized to locate and acquire an operating company. In July, 1998, pursuant to a Plan and Agreement of Reorganization, the Company exchanged 7,097,266 shares of its restricted common stock for all of the issued and outstanding shares of SoftLock Services, Inc. ("SSI"), and the owners of SSI became the majority owners of the Company. The Company's only asset consists of shares of capital stock of SSI, its wholly owned, operating subsidiary. All operations presented herein are the consolidated operations of the Company and SSI, including results of operations for the comparative, pre-acquisition quarter and nine months ended September 30, 1998.

Results of Operations

Total revenues for the three and nine month periods ending September 30, 1999 were $11,373 and $77,484, a 58% and 13% decrease, respectively, as compared with $27,114 and $88,733 earned during the same periods in 1998. Password sales declined $3,569 as compared to the three month period in 1998, but were up $1,244 during the first nine months of 1999. These decreases are a result of the Company concentrating its efforts on its new SoftLock CyberSales Solution(tm) released in October 1999. The remainder of the decline in the third quarter of this year over last year was attributable to decreased revenues from licensing, custom tools, and consulting fees which is consistent with the Company's strategy to derive future revenues primarily from password fees and commissions from the SoftLock CyberSales Solution(tm) system.

Cost of sales decreased to $5,095 and $18,071 in the three and nine month periods ended September 30, 1999 from $6,431 and $18,481 in 1998. The resulting net decrease arose from fewer transactions thus fewer incremental fees for the processing of passwords. Gross profit for the quarter and nine months was $6,278 and $59,413, or 54% and 76% of revenue in 1999, as compared with $20,683 and $70,252 (76% and 79% of revenue, respectively) in 1998, due to lower recognized margins on non-password related revenues. The decrease in gross margin in the third quarter is attributable to fixed transaction being spread over a smaller amount of revenue.

Selling, general and administrative expenses totaled $1,430,023 and $3,007,407 for the quarter and nine months ended September 1999, versus $144,904 and $476,966 for the quarter and nine months ended September 30, 1998, an increase of $1,285,119 and $2,530,441. The increases are primarily due to costs associated with significant staffing increases to support the SoftLock CyberSales Solution(tm) system, related operating and consulting costs, and other miscellaneous administrative cost. Management anticipates that the trend toward increased quarterly operating expenses will continue in order to support increased marketing and promotional efforts, development and release of new products, continuing to build a strong management team, raising necessary capital and otherwise creating the infrastructure the Company will need to provide its services.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Other income increased to $12,219 and $43,662 for the quarter and nine months ended September 30, 1999 from $7,980 and $27,505 for the comparable periods in 1998. The change relates to investment earnings on the Company's cash reserves, which increased as a result of the Company's $2,000,000 private placement completed in the first quarter and its $1,175,000 private placement in the second quarter.

Net loss increased to $1,411,871 and $2,905,410 for the quarter and nine months ended September 30, 1999 from $116,241 and $379,722 for the comparable periods in 1998. The increase resulted primarily from the increase in selling, general and administrative expenses. The Company's business plan called for higher losses in 1999 as the Company continued to develop products, hire the personnel needed to grow the business and expand its marketing strategy. The Company anticipates that it will incur significant operating losses through the remainder of 1999 and into 2000.


Liquidity and Capital Resources

The following is a summary of the Company's nine-month cash flows:

                                          1999           1998
Operations                          $ (1,381,394)    $ (297,304)
Investing                             (1,281,979)             -
Financing                              3,523,133        496,969

Cash used in operations totaled $1,381,394 for the first three quarters of 1999 as compared with $297,304 for the first three quarters of 1998. The increase in cash used relates to the net loss sustained during the nine month period, plus working capital changes. At September 30, 1999, working capital deficit (current assets minus current liabilities) totaled $466,347.

Investing activities during the nine month period included $992,760 of capitalized web site development costs, $215,299 of leasehold improvements related to the building-out of the new main office, and $73,920 of computer related hardware and software purchases.

The Company's primary source of liquidity continues to be proceeds from the sale of securities in private placements, from which $3,037,346, after commissions and expenses of the offering, was raised in the first nine months of 1999 through the issuance of 1,775,000 common shares. These funds will be used to finance continued operations, product development and marketing.

On April 30, 1999, the Company entered into a Master Agreement of Terms and Conditions for Lease with TLP Leasing Programs, Inc. (the "Master Agreement"). The Master Agreement provides the Company with a source of financing in the amount of $400,000 with which to obtain certain equipment. As of September 30, 1999 the Company had utilized $177,596 of the lease line of credit.

On August 20, 1999 the Company entered into a Master Equipment Lease Agreement with DDI Leasing, Inc. that provides the Company with $75,000 of financing to obtain additional various equipment.

On September 2, 1999, the Company entered into a non-binding term sheet
(the "Term Sheet") with SI Venture Associates, LLC ("SI Ventures") to acquire shares of the Company's Series A preferred stock for $1.25 million, provided that the Company can identify a second venture capital investor to contribute at least another $1.25 million. The Series A preferred stock to be purchased pursuant to the Term Sheet is convertible into shares of the Company's Common Stock. The Term Sheet provides these investors with, among other rights, certain registration rights, rights of first refusal to participate in subsequent equity financings, the right to appoint one (1) director to the Company's Board, voting rights on certain significant matters and redemption rights. In connection with its proposed investment, SI Ventures provided to the Company a $500,000 bridge loan (the "Bridge Loan") and received warrants to purchase an additional $100,000 in Series A preferred stock (or if the issuance of the Series A Preferred Stock does not close, $100,000 of Series A Preferred Stock
(or Common Stock if SI Ventures so consents) in the next equity financing involving Preferred Stock that results in proceeds to the Company of $1 million or more). The Bridge Loan is to be converted into Preferred Stock within ninety (90) days of the date of the Bridge Loan. Additionally, in connection with the Bridge Loan, the Company has issued a default warrant, entitling
SI Ventures, upon the Company's default of its obligations under the Bridge Loan, to purchase twenty percent (20%) of the fully diluted equity of the Company at a price of $.01 per share. Upon the issuance of any shares of Common Stock upon exercise of the default warrant, SI Ventures will be entitled to certain rights set forth in the Term Sheet, including certain registration rights, rights of first refusal to participate in subsequent equity financings, the right to appoint one (1) director to the Company's Board, and informational rights.

The Company's cash requirements depend upon many factors, including, but not limited to, the Company's net cash flows from operations, the length of time it may take for the Company to develop a market for its products or services, the market acceptance of these products or services and the response of competitors who may develop competing products or services at lower costs.
The Company expects that it will continue to require additional funding over at least the next twelve months. To the extent that the Company is unable to raise additional financing, the Company anticipates that it will be necessary to eliminate current and planned software development programs and other operating expenses. There can be no assurance that the Company would be able to secure additional funding sources, or that financing would be made available on terms favorable to the Company. The failure to acquire additional funding when required could have a material adverse effect on the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (continued)


Year 2000 Readiness Disclosure

Based on the Company's assessment to date, the Company believes that the versions of its software products and services released in October 1999 will be "Year 2000 compliant" that is, they will be capable of adequately distinguishing twenty-first century dates from twentieth century dates. Although the Company's products have undergone the Company's normal quality testing procedures, there can, however, be no assurance that the Company's products will contain all necessary date code algorithms. Furthermore, use of the Company's products in connection with other products that are not Year 2000 compliant, including non-compliant hardware and software may result in the inaccurate exchange of dates and result in performance problems or system failure. Any failure of the Company's products to perform, including system malfunctions associated with the onset of year 2000, could result in claims against the Company. However, success of the Company's Year 2000 compliance efforts may depend on the success of its customers in dealing with the Year 2000 issue.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (continued)

The Company has evaluated its information technology infrastructure in order to identify and modify any products, services or systems that are not Year 2000 compliant. Based on its analysis of the systems potentially impacted by conducting business in the twenty-first century, the Company has applied a phased approach to making such systems, and accordingly, the Company's operations, ready for the year 2000. Beyond awareness of the issues and scope of systems involved, the phases of activities included: an assessment of specific underlying computer systems, programs and hardware; renovation or replacement of Year 2000 non-compliant technology; and implementation of Year 2000 compliant systems.

The Company has completed its phased review and upgrade or replacement of the following mission critical systems: software products delivered to customers; hardware and software systems used to deliver products and services; communication networks used to carry products and services; hardware and software systems used to manage the Company's business; non-information technology systems and services.

It is our belief that all key vendors and suppliers of the Company are Year 2000 compliant However, in the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. This could result in system failures or generation of erroneous information and could cause significant disruption to business activities. The Company is reviewing what further actions are required to make all software systems used internally Year 2000 compliant as well as actions needed to mitigate vulnerability to problems with suppliers and other third parties' systems.

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

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings
Other than as previously disclosed in the Company's Form 10-KSB for the year ended December 31, 1998 and the Form 10-QSB for the first and second quarters of 1999, the Company is not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated for which the Company anticipates a material risk of loss.

Item 2.    Changes in Securities.

Beginning in May 1999, the Company commenced a private placement offering of up to 1,200,000 shares of its common stock at an offering price of $5 per share, pursuant to Section 4(2) of the Act and Regulation D promulgated under the Act. From May 1999 to July 1999, the Company sold 235,000 shares of its common stock resulting in net proceeds of $1,155,136.

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

On September 22, 1999, in connection with the Bridge Loan from SI Ventures discussed above, the Company issued warrants to purchase that number of shares equal to $100,000 divided by the price per share paid for equity securities by the investors pursuant to the earlier of either (i) the closing of the issuance of the Series A Preferred Stock described in the Term Sheet or (ii) the first equity financing of the Company consummated after September 22, 1999 involving the issuance of preferred stock (or Common Stock if acceptable to SI Ventures)resulting in gross proceeds to the Company of at least $1 million. The warrant has an exercise price of $.01 per share. Additionally, the Company has issued a default warrant, entitling SI Venture, upon the Company's default of its obligations under the Bridge Loan, to purchase twenty percent (20%) of the fully diluted equity of the Company at a price of $.01 per share. Upon the issuance of any shares of Common Stock upon exercise of the default warrant, SI Ventures will be entitled to certain rights set forth in the Term Sheet, including certain registration rights, rights of first refusal to participate in subsequent equity financings, the right to appoint one (1) director to the Company's Board, and informational rights.

PART II.  OTHER INFORMATION
(continued)

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit Index

            Exhibit 10.1 Note and Warrant Purchase Agreement between the Company, SSI and SI Ventures

    Exhibit (27)  -  Financial Data Schedule, filed herewith electronically


      (b)  Reports on Form 8-K:

                  None

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  November 12, 1999                         SoftLock.com, Inc.

                                           BY: /s/ Douglas R. Johnson
                                               Douglas R. Johnson
                                               Executive Vice President, CFO