Form 10QSB/A
period 1999-09-30
SOFTLOCK COM INC
filed 1999-11-17
CIK 870227

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                FORM 10-QSB/A
                             AMENDMENT NO. 1 TO

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

Yes -X-     No ---

As of November 10, 1999, 10,913,730 shares of common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes ---   No -X-

                                    INDEX

                                                                   Page
                                                                  Number

PART I.    FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

      Consolidated Balance Sheet (Unaudited) September 30, 1999       1

       Consolidated Statements of Operations (Unaudited)
        for the three months and nine months ended
        September 30, 1999 and 1998                                   2

       Consolidated Statements of Cash Flows (Unaudited)
        for the nine months ended September 30, 1999 and 1998         3

       Notes to Consolidated Financial Statements                     4

       Item 2. Management's Discussion and Analysis of
        Financial Position and Results of Operations                 5-10

PART II.     OTHER INFORMATION

       Item 1. Legal Proceedings                                      11

       Item 2. Changes in Securities                                  11

       Item 6. Exhibits and Reports on Form 8-K                       12

       Signatures                                                     13

Item 1.

                             SoftLock.com, Inc.
                         CONSOLIDATED BALANCE SHEET
                             September 30, 1999
                                 (unaudited)


                                   ASSETS
CURRENT ASSETS:



Cash                                           $       1,020,601
Other current assets                                      77,026
                                                       ---------

Total current assets                                   1,097,627

PROPERTY AND EQUIPMENT, NET                              460,894

OTHER ASSETS                                           1,013,570
                                                       ---------

TOTAL ASSETS                                   $       2,572,091
                                                       =========


                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:


Accounts payable                              $          428,814
Accrued compensation                                     170,126
Other accrued liabilities                                965,034
                                                       ---------
Total current liabilities                              1,563,974

OTHER LIABILITIES                                        638,376

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; 50,000,000 shares
authorized, 10,913,730 shares issued and outstanding     109,137
Additional paid-in capital                             5,426,742
Retained earnings deficit                             (4,897,258)
Less- Note receivable-exercise of options               (268,880)
                                                      ----------

Total stockholders' equity                               369,741
                                                      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $       2,572,091
                                                       =========

                             SoftLock.com, Inc.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Three and Nine Months Ended September 30, 1999 and 1998
                                 (unaudited)

                       For the three                       For the nine
                   months ended September 30,     months ended September 30,
                        1999          1998             1999            1998

REVENUES           $     11,373  $    27,114      $   77,484  $       88,733

COST OF REVENUES:         5,095        6,431          18,071          18,481
                     ----------     --------     -----------      ----------
Gross profit              6,278       20,683          59,413          70,252

OPERATING EXPENSES:   1,430,023      144,904       3,007,407         476,966
                     ----------     --------     -----------      ----------
Loss from operations (1,423,745)    (124,221)     (2,947,994)       (406,714)

OTHER INCOME:            12,219        7,980          43,662          27,505
                     ----------     --------     -----------      ----------
Loss before income
Taxes                (1,411,526)    (116,241)     (2,904,332)       (379,209)

INCOME TAX EXPENSE          345            -           1,078             513
                     ----------     --------     -----------      ----------
NET LOSS           $ (1,411,871) $  (116,241)   $ (2,905,410)  $    (379,722)
                     ==========     ========      ==========      ==========

NET LOSS PER SHARE:

Basic         $          (0.13) $      (0.02) $        (0.29) $        (0.05)
                     ==========     ========      ==========      ==========
Wtd. average shares
Outstanding         10,888,188      7,661,170      10,081,387      7,285,234
                    ===========     =========      ==========      =========

                               SoftLock.com, Inc.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Nine Months Ended September 30, 1999 and 1998
                                 (unaudited)


                                                       1999            1998


CASH FLOWS FROM OPERATING ACTIVITIES:           $ (1,381,394)  $    (297,304)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized Website Development Costs               (992,760)              -
Purchases of property and equipment                 (289,219)              -
                                                  ----------       ---------
                                                  (1,281,979)              -

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock             3,037,346         499,999
Cash effect of Fieldcrest transaction                      -          (3,030)
Note payable - SI Ventures                           500,000               -
Lease payments                                       (14,213)              -
                                                  ----------       ---------
                                                   3,523,133         496,969
                                                  ----------       ---------

NET INCREASE IN CASH                                 859,760         199,665

CASH, beginning of period                            160,841         119,563
                                                  ----------       ---------
CASH, end of period                            $   1,020,601  $      319,228
                                                  ==========       =========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

Cash paid during the year for-
     Interest                                  $       6,939  $          229
                                                  ==========       =========
     Income taxes                              $       1,078  $          513
                                                  ==========       =========

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING
ACTIVITIES:

     Capital lease                             $     177,596  $            -
                                                  ==========       =========

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

These consolidated financial statements should be read in conjunction with the audited financial statements at December 31, 1998 filed as part of the Company's Annual Report on Form 10-KSB.

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

Background

SoftLock.com, Inc. provides a sales and merchandising system for digital content on the Internet and has been vending passwords to unlock secure digital content since 1992. The SoftLock CyberSales Solution(tm), which had its "soft opening" in October 1999, will update the Company's offerings and is intended to allow publishers of electronic content to securely sell their digital content from their own Web sites using the SoftLock Chain Reaction Channel(tm) and through the SoftLock Merchandising Network(tm).

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (continued)

Background (continued)

When a prospective end-user receives a SoftLocked product, the prospect can sample a portion of the final product (i.e. "demo" the product). The prospect can then instantly purchase access to the complete product via the World Wide Web. The end-user then has permanent access to the product for the user's own use. The end-user is also encouraged to copy the product and redistribute the product to friends or colleagues because SoftLocked products automatically return to the locked state "demo" mode and invite another purchase of the full content when copied from one computer to another.

The SoftLock Merchandising Network is a distribution system enabling SoftLock's Content Providers to securely sell documents through SoftLock Affiliate web sites. SoftLock assists in brokering and merchandising content, remits payments to Content Providers and SoftLock Affiliates, and also provides reports and customer service.

SoftLock Content Providers include traditional print publishers, web-based information services, financial/business research, magazines, books, newspapers, and new media companies.

Corporate Structure

Prior to July, 1998, the Company was a public shell company organized to locate and acquire an operating company. In July, 1998, pursuant to a Plan and Agreement of Reorganization, the Company exchanged 7,097,266 shares of its restricted common stock for all of the issued and outstanding shares of SoftLock Services, Inc. ("SSI"), and the owners of SSI became the majority owners of the Company. The Company's only asset consists of shares of capital stock of SSI, its wholly owned, operating subsidiary. All operations presented herein are the consolidated operations of the Company and SSI, including results of operations for the comparative, partial pre-acquisition quarter and nine months ended September 30, 1998.

Results of Operations

Total revenues for the three and nine month periods ending September 30, 1999 were $11,373 and $77,484, a 58% and 13% decrease, respectively, as compared with $27,114 and $88,733 earned during the same periods in 1998. Password sales declined $3,569 as compared to the three month period in 1998, but were up $1,244 during the first nine months of 1999. These decreases are a result of the Company concentrating its efforts on its new SoftLock
CyberSales Solution(tm) released in October 1999. The remainder of the decline in the third quarter of this year over last year was attributable to decreased revenues from licensing, custom tools, and consulting fees which is consistent with the Company's strategy to derive future revenues primarily from commissions from the SoftLock CyberSales Solution(tm) system.

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

Selling, general and administrative expenses totaled $1,430,023 and $3,007,407 for the quarter and nine months ended September 1999, versus $144,904 and $476,966 for the quarter and nine months ended September 30, 1998, an increase of $1,285,119 and $2,530,441. The increases are primarily due to costs associated with significant staffing increases to support the SoftLock CyberSales Solution(tm) system, related operating and consulting costs and other miscellaneous administrative costs. Management anticipates that the trend toward increased quarterly operating expenses will continue in order to support increased marketing and promotional efforts, development and release of new products, continuing to build a strong management team, raising necessary capital and otherwise creating the infrastructure the Company will need to provide its services.

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

Net loss increased to $1,411,871 and $2,905,410 for the quarter and nine months ended September 30, 1999 from $116,241 and $379,722 for the comparable periods in 1998. The increase resulted primarily from the increase in selling, general and administrative expenses. The Company's business plan called for higher losses in 1999 as the Company continued to develop products, hire the personnel needed to grow the business and expand its marketing strategy. The Company anticipates that it will incur significant operating losses through the remainder of 1999 and 2000.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

The Company's primary source of liquidity continues to be proceeds from the sale of securities in two private placements, from which $3,037,346, after commissions and expenses of the offering, was raised in the first nine months of 1999 through the issuance of 1,775,000 common shares. These funds will be used to finance continued operations, product development and marketing.

On April 30, 1999, the Company entered into a Master Agreement of Terms and Conditions for Lease with TLP Leasing Programs, Inc. (the "Master Agreement"). The Master Agreement provides the Company with a source of financing in the amount of $400,000 with which to obtain certain equipment. As of September 30, 1999 the Company has utilized $177,596 of the lease line of credit.

On August 20, 1999 the Company entered into a Master Equipment Lease Agreement with DDI Leasing, Inc. that provides the Company with $75,000 of financing to obtain additional various equipment.

On September 2, 1999, the Company entered into a non-binding term sheet
(the "Term Sheet") with SI Venture Associates, LLC ("SI Ventures") to acquire shares of the Company's Series A preferred stock for $1.25 million, provided that the Company can identify a second venture capital investor to contribute at least another $1.25 million. The Series A preferred stock to be purchased pursuant to the Term Sheet is convertible into shares of the Company's common stock. The Term Sheet provides these investors with, among other rights, certain registration rights, rights of first refusal to participate in subsequent equity financings, the right to appoint one (1) director to the Company's Board, voting rights on certain significant matters and redemption rights. In connection with its proposed investment, SI Ventures provided to the Company a $500,000 bridge loan (the "Bridge Loan") and received warrants to purchase an additional $100,000 in Series A preferred stock [or if the issuance of the Series A preferred stock does not close, $100,000 of Series A preferred stock (or common stock if SI Ventures so consents) in the next equity financing involving preferred stock that results in proceeds to the Company of $1 million or more]. The Bridge Loan is to be converted into preferred stock within ninety (90) days of the date of the Bridge Loan. Additionally, in connection with the Bridge Loan, the Company has issued a default warrant, entitling SI Ventures, upon the Company's default of its obligations under the Bridge Loan, to purchase twenty percent (20%) of the fully diluted equity of the Company at a price of $.01 per share. Upon the issuance of any shares of common stock upon exercise of the default warrant, SI Ventures will be entitled to certain rights set forth in the Term Sheet, including certain registration rights, rights of first refusal to participate in subsequent equity financings, the right to appoint one (1) director to the Company's Board, and informational rights.

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

Liquidity and Capital Resources (continued)

additional funding sources, or that financing would be made available on terms favorable to the Company. The failure to acquire additional funding when required could have a material adverse effect on the Company.

Year 2000 Readiness Disclosure

Based on the Company's assessment to date, the Company believes that the versions of its software products and services released in October 1999 will be "Year 2000 compliant". That is, they will be capable of adequately distinguishing twenty-first century dates from twentieth century dates. Although the Company's products have undergone, or will undergo, the Company's normal quality testing procedures, there can, however, be no assurance that the Company's products will contain all necessary date code algorithms. Furthermore, use of the Company's products in connection with other products that are not Year 2000 compliant, including non-compliant hardware and software may result in the inaccurate exchange of dates and result in performance problems or system failure. Any failure of the Company's products to perform, including system malfunctions associated with the onset of year 2000, could result in claims against the Company. However, success of the Company's Year 2000 compliance efforts may depend on the success of its customers in dealing with the Year 2000 issue.

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


Year 2000 Readiness Disclosure (continued)

operations, ready for the year 2000. Beyond awareness of the issues and scope of systems involved, the phases of activities included: an assessment of specific underlying computer systems, programs and hardware; renovation or replacement of Year 2000 non-compliant technology; and implementation of Year 2000 compliant systems.

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

It is our belief that all key vendors and suppliers of the Company are Year 2000 compliant However, in the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. This could result in system failures or generation of erroneous information and could cause significant disruption to business activities. The Company is reviewing what further actions are required to make all software systems used internally Year 2000 compliant as well as actions needed to mitigate vulnerability to problems with suppliers and other third parties' systems.

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

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings


Other than as previously disclosed in the Company's Form 10-KSB for the year ended December 31, 1998 and the Form 10-QSB for the first and second quarter of 1999, the Company is not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated for which the Company anticipates a material risk of loss.

Item 2.    Changes in Securities

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

On September 22, 1999, in connection with the Bridge Loan from SI Ventures discussed above, the Company issued warrants to purchase that number of shares equal to $100,000 divided by the price per share paid for equity securities by the investors pursuant to the earlier of either (i) the closing of the issuance of the Series A preferred stock described in the Term Sheet or (ii) the first equity financing of the Company consummated after September 22, 1999 involving the issuance of preferred stock (or common stock if acceptable to SI Ventures) resulting in gross proceeds to the Company of at least $1 million. The warrant has an exercise price of $.01 per share. Additionally, the Company has issued a default warrant, entitling SI Ventures, upon the Company's default of its obligations under the Bridge Loan, to purchase twenty percent (20%) of the fully diluted equity of the Company at a price of $.01 per share. Upon the issuance of any shares of common stock upon exercise of the default warrant, SI Ventures will be entitled to certain rights set forth in the Term Sheet, including certain registration rights, rights of first refusal to participate in subsequent equity financings, the right to appoint one (1) director to the Company's Board, and informational rights.

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



Date:  November 17, 1999                    SoftLock.com, Inc.
                                            BY: /s/ Douglas R. Johnson
                                            Douglas R. Johnson
                                            Executive Vice President and CFO