Form 10-K
period 1999-12-31
SOFTLOCK COM INC
filed 2000-03-30
CIK 870227

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

   /X/     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR
           ENDED: DECEMBER 31, 1999

   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE
           TRANSITION PERIOD FROM TO

                       COMMISSION FILE NUMBER: 33-37751-D

                            ------------------------

                               SOFTLOCK.COM, INC.

                 (Name of small business issuer in its charter)

               DELAWARE                                     84-1130229
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

                         FIVE CLOCK TOWER PLACE, SUITE 440
                           MAYNARD, MASSACHUSETTS 01754
                     (Address of principal executive offices)
                                    (Zip Code)

Issuer's telephone number: (978) 461-5940

Securities to be registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act: Common Stock, $.01 per share

                            ------------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past
12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes /X/ No / /

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    Issuer's revenues for its most recent fiscal year: $83,790

    Aggregate market value of voting stock held by non-affiliates as of March 14, 2000 was approximately: $216,000,000

    Shares of Common Stock, $0.01 par value, outstanding as of March 14, 2000:
12,862,841

    Part III incorporates certain information by reference in the Registrant's definitive proxy statement to be filed with respect to its 2000 Annual Meeting of Shareholders prior to April 29, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I

Item 1.    Description of Business.....................................      1

           Background..................................................      1
           Business of the Company.....................................      1
           Patents, Intellectual Property and Licensing................      6
           Competition.................................................      7
           Employees...................................................      8
           Customers...................................................      9
           Government Regulation.......................................      9
           Research and Development Expenditures.......................      9
           Recent Developments.........................................      9
           Risk Factors................................................     10
           Special Note Regarding Forward Looking Statements...........     17

Item 2.    Description of Property.....................................     17

Item 3.    Legal Proceedings...........................................     18

Item 4.    Submission of Matters to a Vote of Security Holders.........     18

                                     PART II

Item 5.    Market Price of the Registrant's Common Stock and Related
             Security
             Holder Matters............................................     19

           Market Information..........................................     19
           Holders.....................................................     19
           Dividends...................................................     19
           Recent Sales of Unregistered Securities.....................     20

Item 6.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     21

           Background..................................................     21
           Corporate Structure.........................................     22
           Results of Operations.......................................     23
           Liquidity and Capital Resources.............................     25

Item 7.    Financial Statements........................................     26

Item 8.    Changes in and Disagreements with Auditors on Accounting and
             Financial Disclosure......................................     26

                                    PART III

Item 9.    Directors and Executive Officers, Promoters and Control
             Persons; Compliance With Section 16(a) of the Exchange
             Act.......................................................     27

Item 10.   Executive Compensation......................................     27

Item 11.   Security Ownership of Certain Beneficial Owners and
             Management................................................     27

Item 12.   Certain Relationships and Related Transactions..............     27

Item 13.   Exhibits, Financial Statements and Reports on Form 8-K......     27

           Signatures..................................................     30

                               SOFTLOCK.COM, INC.
                                  FORM 10-KSB
                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND

    SoftLock.com, Inc. ("SoftLock" or the "Company") was incorporated under the name Fieldcrest Corporation in the State of Delaware in December 1989, for the primary purpose of seeking out acquisitions of properties, businesses or merger candidates, without limitation as to the nature of the business operations or geographic area of the acquisition candidate. In August 1991, the Company completed an initial public offering, receiving proceeds of $47,250 from the sale of 4,725,000 Units, consisting of common stock and Class A and B Warrants (the "Warrants"). The Company's offering was subject to the Colorado Securities Act, which required the placement into escrow of $19,440 of the net proceeds of the offering until the completion of a transaction or series of transactions whereby at least fifty percent (50%) of the gross proceeds received from the sale of Units in the offering was committed for use in one or more specific lines of business. The escrow condition had not been satisfied as of the fourth anniversary of the initial public offering, and accordingly, the Company distributed those funds pro rata to those persons who were owners of the shares of common stock purchased in the offering. The Warrants, which were included in the Units sold in the public offering, expired February 12, 1999.

    On July 28, 1998, the Company and SoftLock Services, Inc. ("SSI") consummated an Agreement and Plan of Reorganization whereby the Company acquired all of the issued and outstanding common shares of SSI in exchange for the issuance of 7,097,266 shares of the Company's common stock. The Company has accounted for the transaction as a reverse acquisition. The fiscal year of the Company was changed from March 31 to December 31 to correspond to the fiscal year of SSI.

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

BUSINESS OF THE COMPANY

    The Company provides a system that combines content management and context marketing to allow commercial web sites to securely market and sell digital content. Publishers of digital content, including research reports, newsletters, electronic books and software, use the Company's system to package and securely distribute their products while protecting their intellectual property. The Company markets digital content through strategic relationships with many affiliates who offer the digital content on their web sites. When a prospective consumer accesses the content, the consumer can preview selected portions of the final product. The consumer can then instantly purchase access to the complete product twenty-four (24) hours a day, seven (7) days a week via the World Wide Web. The consumer then has permanent access to the product for the consumer's own use. Consumers are encouraged to pass along the digital content they have purchased, but recipients can only preview the selected portions of the final product chosen by the content provider until they go through the purchase process themselves.

    The Company's patented persistent security technology (US #5,509,070) for information commerce prevents electronic shoplifting (piracy) not just during the initial download, but when passed from one consumer to another, thus allowing commercial web sites to sell their electronic information simply and securely. Because content offered by the Company can be instantly purchased and re-distributed, but not pirated, the technology is useful in many markets, but especially for information "publishing" web sites (news, media, finance, research, etc.). The Company believes that commercial "publishers" (a generic term for the owner of the intellectual property, which includes traditional print publishers, web-based information services, media and research sites) have hesitated to place their most valuable content on the Internet because it has been too easy to infringe their copyright, make unlimited numbers of copies, and redistribute their information products. As a result, publishers either give away less valuable content in hopes of generating traffic for advertising revenue or they password-protect their web site and charge subscription fees for access. The Company believes neither approach effectively works. Few sites are popular enough for significant advertising rates and subscription sites exclude casual users and deter first-time purchases. Both of these methods provide publishers inadequate protection because content and passwords can still be pirated.

    The Company offers digital content through the SoftLock eMerchandising-TM-system, providing the opportunity to widely market digital content while protecting that digital content through patented technology. Rather than giving content away or requiring visitors to subscribe to all of a site's content in advance, publishers can charge for specific content on demand. The content can be securely sampled, electronically purchased and redistributed, and the Company's patented technology keeps intellectual property secure while generating valuable marketing data and sales revenue. With the Company's product, publishers are able to sell their most compelling and valuable content and encourage redistribution, which turns the material tendency to "pass it on" into an additional sales channel. The Company's products make every copy an opportunity and may turn piracy into profits.

    The Company's comprehensive approach to the marketing, sale and distribution of digital content is to provide:

    1.  Content packaging,

    2.  Context-driven marketing and

    3.  Commerce enabled distribution.

    This approach to the digital content market brings premium content and context marketing together with distribution to create eMerchandising.

    The content packaging component of the eMerchandising system focuses on preparing premium, branded content for secure sale on the Internet. This component uses the Company's patented technology to secure the digital content and protect it from piracy. In addition, the Company provides the categorization of digital content making the content simpler to access by consumers and providing consumers with ease of use. The Company also provides analysis of content usage, allowing the Company to see and analyze the chain of distribution when content is passed from one consumer to another and better understand the relationships between consumers. Finally, the Company provides presentation enhancement, including the design of content on the Internet.

    Context-driven marketing analyzes the content of publishers and the potential audiences of that content. The Company compiles information based upon consumers' purchasing patterns and uses that information to determine the best channels to market particular content. Potential consumers are served content targeted to their personal and work interests, job function, industry and buying history, based upon information provided at the time of purchase.

    The commerce enabled distribution of content by the Company provides customer service for consumers, credit card clearing and billing services and physical distribution services. In connection with the other components of the eMerchandising system, SoftLock is a comprehensive merchandising and distribution system from marketing to collection and payment of fees.

    HOW IT WORKS

    The Company provides easy-to-use tools for publishers to securely market and distribute their content. Publishers specify a few parameters (such as price, which parts of the document are free in the sample and which parts must be purchased) and control how the consumers view, edit and print their document. The publisher receives all of the benefits of the marketing and merchandising efforts of the SoftLock Affiliates, placing personalized content in front of consumers when SoftLock believes they are most likely to buy--on content relevant sites, on search engines and in emails from friends and colleagues. In addition, the SoftLock patented technology is designed to protect the publisher's intellectual property.

    The SoftLock system is designed to be unobtrusive, seamlessly integrated and easy to use for consumers. When visiting a publisher's or SoftLock Affiliate's web site, a consumer simply clicks on a standard hyperlink denoting the publisher's content. The consumer is then able to view a sample portion of the content and with a simple click is invited to purchase the content and pass it on to another consumer.

    To purchase content, the consumer uses the link to WWW.SOFTLOCK.COM where server software determines whether the requisite SoftLock client software is installed on the consumer's computer (the SoftLock Plug-in). If not, after obtaining permission from the consumer, the server automatically downloads and installs the required software. After installation or activation (if the software is already installed from a prior purchase), the consumer is taken through a quick purchase process where name, address and credit card information are gathered. Finally, the server provides instant and complete access to the content by generating and installing a pass-key on the consumer's computer system that is unique to that content and that consumer's computer.

    The SoftLock client software is designed to work in a straightforward manner. Whenever a consumer attempts to display secured content, the SoftLock Plug-in checks the consumer's computer for a valid pass-key for the respective content on the particular computer. If a valid pass-key exists, the SoftLock Plug-in will decrypt and completely display the content. If the pass-key is missing or invalid, then the SoftLock Plug-in solely affords access to the sample content and invites the consumer to initiate a purchase.

    Unlike proprietary viewing formats, the Company "locks" documents as Adobe Acrobat-Registered Trademark- Portable Document Format (PDF) files--the Internet's most popular standard. A forthcoming generation of the system will enable clients to view content via the widely used HTML standard. Subsequent releases of the SoftLock system are expected to add support for additional formats.

    Throughout the process, both prospective consumers and purchasers are encouraged to pass along the content to their friends and colleagues. Other than the fact that the content is transmitted from a friend in e-mail rather than from the publisher's web site, the SoftLock system operates exactly as it would with an initial purchase. Once the content has been transmitted from a purchaser's computer, SoftLock's persistent security software re-locks the content, preventing piracy by the subsequent consumer. Once received and opened, the content is displayed by the SoftLock Plug-in and the consumer may peruse the sample and purchase the version of the content at any time simply by selecting a link.

    EMERCHANDISING-TM-

    The SoftLock eMerchandising system is a comprehensive merchandising and distribution solution. The Company's system markets and sells the digital content through affiliates and consumers who pass the content on to other consumers. The Company believes that consumers, as well as content providers and SoftLock Affiliates benefit from the sale of content through SoftLock. Consumers have the opportunity to preview content before they purchase, and upon purchase they can immediately download the full product. SoftLock Affiliates earn a commission for each sale of content, and content providers can have their content securely marketed and sold on the Internet.

    SoftLock's team of merchandisers create a customized merchandising plan that places content providers' digital content when and where it is most likely to be purchased, effectively merchandising intellectual property through a point-of-sale system. The SoftLock eMerchandising system (i) actively markets content by placing specific links on context-appropriate SoftLock Affiliate web pages, (ii) qualifies and targets link placement, effectively pre-qualifying customers and (iii) assists consumers in finding the information they desire when they are most likely to purchase.

    VIRAL MARKETING

    The SoftLock transaction system is intended to leverage its geometric expansion power to create a new, virtual sales channel for publishers. This process of marketing by consumers passing content along to other consumers is called Viral Marketing. Viral Marketing acts as a sales channel without employees, bricks or mortar. The Company believes its patented system of software products and vending services will advance information commerce through Viral Marketing because it builds copyright protection, payment processing, and a distribution system right into the product. Rather than resist the user's natural tendency to redistribute digital content (as other systems do), the Company's products are designed to make redistribution work to the publisher's advantage in the following manner: (i) consumers can view a free sample of content (for example, document abstracts and initial sections) and are encouraged to send the sample to anyone who might be interested in it; (ii) a quick e-commerce transaction "unlocks" the content using a SoftLock product-key; and (iii) if consumers decide to pass the content along to friends, family or colleagues, the content automatically "re-locks" and SoftLock's system invites a subsequent purchase. By facilitating the electronic purchase of digital content via sampling and redistribution, the Company's products can turn browsers into customers and customers into defacto distributors.

    In addition to increasing sales, Viral Marketing also is expected to decrease costs. Through Viral Marketing, consumers distribute the electronic products themselves, so printing and distribution costs (i.e., manufacturing, warehousing, shipping, returns, etc.), which are normally borne by the publisher, are significantly reduced. Furthermore, significant reductions may be realized in direct marketing expenditures since Viral Marketing is a hybrid of direct marketing and sales systems.

    THE SOFTLOCK AFFILIATE NETWORK

    In an Internet-based affiliate program, vendors seek alliances with referring web sites whose visitors are likely to purchase the vendor's products. A link on the referring site allows a consumer to easily access and conveniently purchase a desired product from the vendor. The vendor effects the sale and the referring site earns a referral fee usually ranging from five to ten percent (5-10%). Thus, the referring web site effectively acts as a distribution point or "store" for the vendor. Affiliate programs can be win/win/win scenarios for customers, vendors and referring sites. As a result, affiliate programs have become a standard web-marketing tactic.

    The key reason affiliate programs are so successful is because they create effective sales opportunities; vendors appear in front of their best prospects where and when they are most likely to purchase. Historically, however, digital content vendors have not been able to use this powerful medium because they were unable to adequately protect their intellectual property.

    In response to vendor's digital content commerce needs, and in addition to enabling vendors to create their own affiliate program, the Company has actively developed its own Affiliate Network. The Company actively facilitates and creates demand for information products (thereby increasing their sales and the Company's commissions) through the SoftLock Affiliate Network. The Company's Affiliate Network connects a wide variety of information providers to a wide variety of affiliates to merchandise content to a vast array of end users. Below is a theoretical example of how the SoftLock Affiliate Network works:

        TLG Inc., a financial information publisher, would not sell its valuable TLG Reports online because of piracy concerns. The Company's technology reduced these concerns and allowed TLG to sell their reports from their web site. Furthermore, by joining SoftLock's Affiliate Network, TLG was able to obtain exposure at a host of additional stores from which they could sell their reports.

        One of those stores was the web site of the Metropolitan Daily Press. The Metropolitan Daily Press was happy to place a link on the web page that displayed closing mutual fund prices. This link enabled its users to purchase TLG reports for $5.00. The Daily Press was offering value-added content (more than a simple listing of prices, it could offer cutting edge analysis from a respected research service) that made its site more attractive and useful to its users while earning a referral fee.

        Mary was a little nervous about her $20,000 investment in Funds R Us and noticed the TLG link while checking Fund prices on the Daily press web site. The sample report was so timely, appropriate and reasonably priced she readily purchased the full report. Indeed, the full report was so satisfying she sent it to 10 other people in her investment club, many of whom had never even visited the Daily Press web site. Nonetheless, their subsequent purchases translated into additional sales for TLG, referral fees for the Daily Press, and commissions for SoftLock.

    The Company believes all parties benefit from this system. Publishers obtain membership to and the benefits of an Affiliate Network that offers a broad distribution of stores from a wide variety of districts while avoiding up-front fees, in-house management of e-commerce projects, acquisition of an e-commerce infrastructure and affiliate employee management. Publishers are also able to control the affiliates' terms and conditions of the sale of their digital content.

    Affiliates, the Company believes, are more attractive to users by offering a broader selection of more valuable content. Moreover, affiliates earn commissions when consumers purchase the content, including fees earned when consumers pass content on to their associates and colleagues. Finally, affiliates enjoy enhanced publicity through pass-along sales as the initial purchaser passes along content to individuals who may not even have visited the affiliate's web site.

    The Company believes that although there are no specific charges to affiliates or publishers for participation in the SoftLock Affiliate Network, the Company benefits from its Affiliate Network. The Company's benefit results from developing the SoftLock Affiliate Network to:

    - Create demand for content by facilitating sales opportunities. As in the above example, at the time and place that Mary was thinking about her mutual fund, she had an opportunity to purchase a report. It is far less likely that Mary would have sought out TLG's site on her own. Mary might not know the company, probably wouldn't know their URL, and, in light of other available investment information sites, might assume she would have to pay for an expensive subscription just to get the one report she desires.

    - Build a SoftLock brand identity. It is expected that as more stores join the SoftLock Affiliate Network, it will become more attractive to publishers and as more publishers join, it will become more valuable to affiliates. The Company anticipates that through this process, momentum will build, resulting in a critical mass of publishers and affiliates, making the SoftLock Affiliate Network the accepted and sought after means of selling digital content.

    The theoretical examples provided above illustrate how the Company's product offerings are intended to operate. However, aspects of the Company's systems are beyond the Company's control and may ultimately depend on acceptance by publishers, consumers, affiliates and other parties.

    CONTEXT-DRIVEN MARKETING

    The Company believes that Viral Marketing will be a low-cost, highly targeted, direct marketing mechanism. Consumers send sample content to pre-qualified acquaintances based on the consumer's knowledge of the content and of their acquaintance. Furthermore, since the recipient is familiar with the sender, it is anticipated that the receiver will be more likely to read the sample content and be interested in and to purchase the content.

    Expanding upon this, the Company believes that its context-driven marketing also offers publishers (and the Company) a unique source of marketing data. When purchasing content, customers enter basic name and address information along with credit card data. Proprietary Company technology also tracks the "lineage" of document purchases (i.e., A sent a document to B; B purchased it and sent a copy to C, etc.), and can cross correlate this lineage data with publisher-supplied profiles of the content. For instance, profiles might range from broad, classic demographic categories (i.e. "this document appeals to 30-35 year old females of median income") to very narrow document-specific topics (i.e. "a report on Latin American derivative trading during weekends in 1997").

    Taken together, these data sources can reveal valuable "one-to-one" and "community of interest" marketing information. Below is a theoretical example of how the SoftLock Context-Driven Marketing works:

        A publisher might characterize a product as "interesting to 25-35 year old males in mid-level management positions at Fortune 500 companies." After the product had been sold for a time, an analysis of the Company's marketing database would show particular redistribution "lineages." For instance, it might show that Tom initially bought the product and then passed a locked sample to Mike. Mike subsequently bought the complete product and then passed the locked sample to Jim, who also ended up buying the complete product. Combining the publisher's "characterization" information with the "lineage" of this product tells us that Tom, Mike and Jim are a "community" interested in products for 25-35 year old males in mid-level positions in Fortune 500 companies. When Tom makes additional transactions through the Company's system, this data becomes even more valuable.

    The Company's method is expected to minimize customer privacy concerns. All information obtained from the customer is routine and/or voluntarily submitted. In the example above, Tom, Mike and Jim were not required to supply any information beyond what is typical when paying by credit card. It is the publisher who supplies the characterization information, and it is the Company that derives the valuable community of interest and one-to-one data. Furthermore, the Company believes that proprietary data security technology built into its system will allow the Company to assure publishers and end-users alike that the ability to misappropriate or abuse this data will be minimized.

    The theoretical examples provided above illustrate how the Company's product offerings are intended to operate. However, aspects of the Company's systems are beyond the Company's control and may ultimately depend on acceptance by publishers, consumers, affiliates and other parties.

PATENTS, INTELLECTUAL PROPERTY AND LICENSING

    The Company's patent (US #5,509,070) was issued on April 16, 1996. Authored by SSI's founder and the Company's Chief Technology Officer, Dr. Jonathan Schull, the patent covers the computer and telecommunications technologies that implement the Company's business. The patent protects the concept of a central key vending system for context-locked digital content. These keys unlock specific content in a particular context such that purchased content automatically relocks and invites another purchase when it is moved to a new context. The patent defines "context-specific" broadly, and explicitly addresses non-hardware-based contexts, such as voiceprints. It also broadly defines digital content to include essentially all digital information. A Continuation in Part which also includes new material relating to the gathering and utility of the Company's marketing data is pending with the U.S. Patent and Trademark Office.

    The Company has a registered trademark for SoftLock and has registered the following Internet domains: WWW.PASSWORDS.COM, WWW.PASSITON.COM,
WWW.SOFTLOCK.COM, and WWW.SELFPUBLISH.COM.

    In August 1999, the Company entered into a Reproduction and License Agreement with Adobe Systems Incorporated to license certain Adobe software products so as to make them available through the Company's distribution channels to consumers. The Company chose the Adobe software products because the Adobe Acrobat Portable Document Format file is the most popular standard for viewing digital content on the Internet. The Company believes that the Adobe software products provide a viewing platform for digital content that is nearly universally accepted and is not likely to splinter the market for a provider's content because of short-sighted technology. The Adobe software products have been successfully integrated into the SoftLock eMerchandising system.

    In November, 1999, the Company entered into a License Agreement with Intel-Registered Trademark- Corporation to integrate the Intel Software Integrity System-TM- into the SoftLock eMerchandising system. The Company chose the Intel Software Integrity System to further enhance the SoftLock eMerchandising system's persistent protection of digital content. The Company believes that the Intel solution provides a valuable resource for the purchase of digital content by utilizing tamper-resistant software and renewable components to safeguard content providers' intellectual property. The Intel system will be integrated seamlessly into future generations of the eMerchandising system. The Company believes that the integration of the Software Integrity System into the eMerchandising system will allow content providers and members of the SoftLock Affiliate Network to offer premium digital content to consumers that is not currently available due to security concerns.

    The Company's approach to redistributable, but non-pirateable, digital products is applicable to the software and new media markets as well. While these represent large markets, a relatively small number of well-entrenched, well-financed distributors are already in place (Release Software, Time Warner, Liquid Audio, Music Blvd, etc.). The Company's patent does have applicability to these markets, and the Company believes there is a future business opportunity to license the Company's patent to software and new media distributors and to other emerging markets, such as computer based training.

COMPETITION

    The Company believes its strength lies in its integration of technologies and services to create a complete sales, marketing, merchandising, distribution and copyright protection solution. The Company does not appear to have any direct competitors who have integrated comparable products and services. However, the Company faces competition from providers in these three product and service areas: content packaging, context-driven marketing and commerce enabled distribution.

    CONTENT PACKAGING

    The Company defines content packaging as the manner in which copyright protection, copyright enforcement and content recruitment (i.e. the obtaining of content from publishers) are managed. This is also referred to as digital rights management.

    The Company faces competition in the area of copyright protection and copyright enforcement from companies such as Digimarc and Wave Systems. These companies provide digital "watermark" services which electronically brand documents with copyright protection. The Company believes that digital watermarks do not prevent unauthorized re-distribution. Moreover, because watermarks offer few clues to the pirate's identity, they may not provide adequate deterrence. Watermarks are potentially useful in preventing commercial webmasters from appropriating content that they do not own, but they may not prevent end user piracy or facilitate information commerce. Also, while copy protection or prevention techniques (i.e. the electronic disabling of copy features) make piracy difficult, they may also inconvenience end-users who often need to backup and restore data. The Company believes there is a need for systems which prevent piracy while allowing, and even exploiting, the exponential potential of end-user redistribution. This in turn requires that the content be consistently protected. The Company's eMerchandising system is designed to provide such protection.

    With regards to content recruitment, the Company faces competition from companies such as Intertrust Technologies Corporation ("Intertrust"). The Company believes that its eMerchandising system gives it a competitive advantage in recruiting digital content because of the integration of copyright protection and enforcement, merchandising, and ecommerce processing.

    CONTEXT-DRIVEN MARKETING

    Context-driven marketing refers to the manner in which digital content is advertised, marketed, and merchandised on the internet. Various methods include direct mail (e-Dialog), portal sites (such as Lycos, Excite, etc.), tracking schemes / profiling (which is used by companies such as DoubleClick), and Merchandising (referring to the look and positioning of ads, links, etc.). Although it could be argued that each of these above companies are competitors in each of their respective areas, none of the competitors use all of these methods in conjunction with copyright protection and enforcement, and ecommerce. SoftLock tailors each of these contextual approaches for each content provider and affiliate in its eMerchandising system to maximize hits, and therefore maximize revenues.

    COMMERCE ENABLED DISTRIBUTION

    Many companies today (e.g., CyberCash) provide e-commerce services for the Internet. A few of these specialize in the vending of digital goods; among these are Qpass and Reciprocal, Inc. Only a few of those, such as Reciprocal, incorporate content protection technology into their offerings. Reciprocal uses content protection technology from Intertrust, Xerox, and others. SoftLock uses its own, patented system. The Company believes that no company besides SoftLock combines all of these techniques with contextual marketing and merchandising services.

    While management believes that the Company's method for the marketing, distributing and selling of content on the Internet is unique, there are numerous competitive methods and business models under which the Company's prospective clients could choose to distribute and/or sell their content. Some of these alternative methodologies are supported by companies with longer operating histories, substantially greater personnel, financial and technical resources and a more established customer base than the Company. Many of these companies also have broader partner relationships that they could leverage, including relationships with many of the Company's current and potential partners. These companies also have significantly more established customer support and professional services organizations than the Company does. In addition, these companies may adopt aggressive pricing policies. Potential competitors may bundle their products or incorporate a digital rights management component into existing products in a manner that discourages users from purchasing the Company's products. Furthermore, new competitors, or alliances among competitors, may be able to respond more quickly to new or emerging technologies and changes in customer requirements than the Company.

EMPLOYEES

    During 1999, the Company aggressively hired personnel to fill key roles to facilitate growth. As of December 31, 1999, the Company employed 28 persons in its headquarters in Maynard, Massachusetts. The Company also employed two full-time developers in home offices in Seattle, Washington. None of the Company's employees are the subject of a collective bargaining agreement. The Company believes that relations with its employees are good.

    As part of this aggressive growth and hiring plan, an employee benefits program was implemented in August of 1999. This benefits program consisted of medical and dental insurance plans, life insurance programs, disability programs, and a 100% employee-funded 401(k) savings plan.

CUSTOMERS

    For the year ended December 31, 1999, the Company's two largest customers accounted for 39% of revenue, all derived from the Company's legacy eMerchandising system for digital documents on CD-ROM. In 1999, one of these customers accounted for 21% of revenue, down from 22% in 1998, but still above its 1997 percentage of revenue of 17%. The other significant customer accounted for 18% of revenue in 1999. This customer did not provide revenue during 1998 or 1997.

GOVERNMENT REGULATION

    Exports of software products utilizing encryption technology are generally restricted by the United States and various foreign governments. The Company does not believe that its software solutions are subject to export control regulations. However, changes in export control laws and regulations may impose restrictions that affect the Company's ability to distribute its products and services internationally, thus limiting the Company's ability to gain revenue and grow its business.

RESEARCH AND DEVELOPMENT EXPENDITURES

    The Company recognized $1,823,141, $117,899 and $130,373 in research and development expenses in 1999, 1998 and 1997, respectively. These costs include the costs to develop, enhance, manage, monitor and operate the Company's online operations. Included in these costs are noncash compensation and consulting expenses related to the issuance of the Company's common stock and options in exchange for services of $550,107, $9,861 and $468 in 1999, 1998 and 1997,
respectively.

    In addition, costs relating to the development of the eMerchandising website of $1,444,360 were capitalized in 1999.

    Because the revenues recognized by the Company are generated by commissions earned on content sales, none of these research and development costs are borne directly by customers.

RECENT DEVELOPMENTS

    On March 8, 2000, the Company announced that it had entered into a letter of intent to acquire all of the outstanding stock of Chili Pepper, Inc., a Boston-based strategic marketing consulting firm. The completion of the acquisition is contingent on, among other matters, the completion of due diligence and the execution of definitive agreements.

RISK FACTORS

    The Company's financial condition and results of operations are subject to a number of risks and uncertainties which are discussed below and in other documents filed by the Company with the Securities and Exchange Commission (the "Commission"). Prospective investors should carefully review all of the other information set forth in this Annual Report on Form 10-KSB and the Exhibits filed herewith.

   OUR LIMITED OPERATING HISTORY MAY IMPEDE YOUR ABILITY TO EVALUATE OUR
   BUSINESS.

    The Company was formed in 1989 but its operating history began with the start-up of SSI in May 1992. As a result, the Company has only a limited operating history on which investors can base an evaluation of the Company's business and prospects and is subject to many of the risks common to enterprises with a limited operating history, including potential under-capitalization, limitations with respect to personnel, financial and other resources and limited customers and revenues. The Company's likelihood of success must be considered in the light of the risks, uncertainties, expenses, complications, delays and difficulties frequently encountered by companies in their early stages of development, particularly companies in the new and rapidly evolving markets, such as online commerce, using new and unproven business models.

    The Company also expects that, as in many new industries, there will be intense competition. The Company's potential customers and users have and will continue to have many choices. The Company's potential customers may experiment with many different products until it becomes apparent which products work best. At this early stage of the Company's growth, its business and financial condition could be materially adversely affected by cancellation or non-renewal of existing or future client contracts. As a result, the Company's revenues could fluctuate during any fiscal year, which may, in turn, cause the price at which the Company's stock trades to be subject to substantial volatility.

   WE EXPECT THAT OUR CURRENT STRATEGY WILL RESULT IN CONTINUING NET LOSSES.

    The Company has incurred recurring net losses from operations since its inception and has recorded limited revenues to date and expects to continue incurring net losses through 2000 and 2001 as it continues to develop products and expand its marketing strategy. For example, the Company incurred a net loss of $6,598,955 for the fiscal year ended December 31, 1999, and its accumulated deficit is $8,721,644 through December 31, 1999. The Company's planned expenditures are expected to continue growing throughout 2000 and 2001. There can be no assurance that the Company will achieve profitability in the future or maintain profitability, if achieved, on a constant basis.

    The Company's business model is new and unproven, and the Company may not succeed in generating sufficient revenue to sustain and grow its business. Although the Company has begun to plan for revenue streams from other sources, the success of the Company's business currently depends on its ability to generate transaction fees in the form of commissions charged by the Company on sales of electronic documents in commercial transactions. The volume of products and services distributed using SoftLock's technology may be too small to support or grow the Company's business. While some companies have decided to use the Company's system, other companies may wish to use other technology based on different business models, including the payment of a one-time license fee without sharing in ongoing revenues. If the Company is unable to generate revenues from transaction fees, the Company's business and operating results could be materially adversely affected.

   THE MARKET FOR ONLINE COMMERCE IS NEW AND EMERGING AND IF IT DOES NOT GROW AS RAPIDLY AS WE ANTICIPATE, OUR PLANNED GROWTH AND FINANCIAL OBJECTIVES WILL NOT BE MET.

    The Company's business model is based on an analysis of consumer behavior with respect to digital products and the development of an alternative channel for the sale of digital content and a new transaction processing infrastructure. The market for the purchase of products and services over the Internet, especially the purchase of information content, is a new and emerging market. The Company's future revenues, profits and, in part, its business model, depend on the willingness of consumers to conduct online commerce and the demands of companies for securely distributing proprietary content on the Internet. Rapid growth in the use of and interest in the Internet and other online services is a recent phenomenon. This growth may not continue. A sufficiently broad base of consumers may not adopt, or continue to use, the Internet as a medium of commerce. Demand for and market acceptance of recently introduced products and services over the Internet are subject to a high level of uncertainty, and there are few proven products and services.

    Because the Company's transaction fees are derived from digital commerce transactions, if digital commerce is not accepted for any reason, the Company's revenues would not grow sufficiently and the Company's business and operating results could be materially adversely affected. In addition, the Company's methods of distribution for digital information may not be commercially accepted for a number of reasons, including: (i) failure to develop the necessary infrastructure for communication of digital information and for payment processing, (ii) failure to develop or deploy enabling technologies, including compression or broadband technology necessary for distribution of particular digital content over the Internet, (iii) reduced demand for paid digital content due to the widespread availability of free content online and the ability to use and distribute this content without restriction; and (iv) insufficient speed, access, and server reliability, as well as lengthy content download time.

   WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE ON FAVORABLE TERMS, IF AT ALL.

    The Company anticipates that it will continue to incur operating losses, negative cash flows from operations and capital expenditures through 2000 and into 2001. The Company, based upon its current operating plan, anticipates that its currently available funds will be sufficient to satisfy its anticipated needs for working capital, capital expenditures and business expansion through 2000. The Company's cash requirements, however, depend upon many factors, including, but not limited to, the Company's net cash flows from operations, the length of time it may take for the Company to develop a market for its products or services, the market acceptance of its products and services and the response of competitors who may develop competing products or services at lower costs. There can be no assurance as to the length of time proceeds from recent financings will satisfy the Company's cash requirements. The Company currently does not have any commitments for additional financing. To the extent that the proceeds from recent equity financings are insufficient to fund the Company's activities, the Company anticipates that it will be necessary to raise additional capital through other means or to substantially reduce or eliminate current and planned software development programs and other operating expenses.

   IF WE FAIL TO PROPERLY MANAGE GROWTH, OUR BUSINESS COULD BE ADVERSELY
   AFFECTED.

    The Company's goal is to continue its development of an alternative channel for the sale of digital content through the development of new tools for publishers, an improved transaction processing infrastructure, and a number of related marketing initiatives in 2000 and 2001. The Company also may acquire other companies that are synergistic to the business of the Company. Such expansion could place a significant burden on the Company's existing resources, and may require the Company to implement additional operating, software development and financial controls, install additional reporting and management information systems for transaction processing, customer service, and financial reporting, improve coordination among marketing, software development, and finance functions, increase capital expenditures and to hire additional personnel. There can be no assurance that the Company will be able to successfully manage any substantial expansion of its business, including attracting and retaining qualified personnel. A failure to do so could have a material adverse effect on the Company's financial condition and operating results.

   IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS COULD SUFFER.

    The Company's success depends in part on its ability to enforce intellectual property rights for its technology and software, both in the United States and abroad. In addition to the protection provided by the patent, the Company's software is protected by copyright and the use of contractual restrictions (such as confidentiality agreements) and license agreements that restrict the unauthorized distribution of the Company's proprietary data. While the Company has attempted to limit unauthorized use of its software products or the dissemination of its proprietary information, there can be no assurance that the Company will be able to retain its proprietary software rights or prohibit the unauthorized use of proprietary information. The Company may file additional applications for patents, copyrights and trademarks as management deems appropriate. There can be no assurance that any patents, copyrights or trademarks the Company may obtain will be sufficiently broad to protect the Company's products, or that applicable law will provide effective injunctive remedies to stop infringement on the Company's patents (if obtained), trademarks or copyrights. In addition, there can be no assurance that any patent, trademark or copyright obtained by the Company will not be challenged, invalidated, or circumvented, that intellectual property rights obtained by the Company will provide competitive advantages, or that the Company's competitors will not independently develop technologies or products that are substantially equivalent to those of the Company.

    In addition, if the Company's software products infringe upon the rights of others, the Company may be subject to suit for damages or an injunction to cease the use of such products. Except as noted under "Legal Risks," below, the Company is not currently aware of any claims or infringements of the Company's software products upon the rights of others.

   THE COMPANY FACES LEGAL RISKS ARISING OUT OF ITS PROPRIETARY TECHNOLOGY OR THE PATENTS OF OTHERS AND OUT OF LIABILITY FROM FAILURES OF THE COMPANY'S SOFTWARE OR SYSTEM.

    The Company faces the risk of patent-related suits, including legal actions that might be pursued to litigate or defend the Company's patent, and the outcomes and expenses cannot be predicted with confidence. Liability lawsuits are also risks to be considered. The Company has developed software technology to protect intellectual property, but there can be no assurance that such technology will not be breached, resulting in lost revenues for which the Company might be held responsible. Similarly, the software that incorporates the Company's technology can have adverse consequences that might lead to claims of liability against the Company.

   IF THE COMPANY FAILS TO COMPETE WITH COMPETITORS AND MAINTAIN ITS TECHNOLOGY, THE COMPANY WILL NOT ACHIEVE ITS FINANCIAL OBJECTIVES.

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

    Potential competitors may bundle their products or incorporate a digital rights management component into existing products in a manner that discourages publishers from using the Company's products. Furthermore, new competitors or alliances among competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than the Company.

    Some of the Company's competitors have longer operating histories and significantly greater financial, technical, marketing, and other resources than the Company. Many of these companies have a more extensive customer base and have broader partner relationships that they could leverage, including relationships with many of the Company's current and potential partners. These companies also have significantly more established customer support and professional services organizations than the Company. In addition, these companies may adopt aggressive pricing policies. There can be no assurance that the Company will be able to convince its prospective customers of the merits of the Company's system or that the Company will be able to compete with these competitors successfully.

   THE COMPANY MAY SUFFER LOSSES ARISING FROM INFRINGEMENT UPON THE USE OF ITS DOMAIN NAMES.

    The Company currently holds the Internet domain name "www.softlock.com," as well as various other related names. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Recently, new policies regarding resolution procedures for domain name disputes have been adopted. Furthermore, regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, the Company may not acquire or maintain the "softlock.com" domain name in all of the countries in which the Company may conduct business.

    The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, the Company could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of the Company's trademarks and other proprietary rights.

   IF OUR TECHNOLOGY IS NOT ADOPTED BY THIRD PARTIES, WE MAY FAIL TO ACHIEVE PROFITABILITY.

    If third parties, i.e. publishers and content providers, do not use the Company's technology and create a market for digital commerce, SoftLock's business and operating results could be materially adversely affected. The Company's business and operating results could be materially adversely affected to the extent publishers and content providers fail, in whole or in part, to:
(i) use the Company's technology, (ii) develop infrastructure for the sale and delivery of digital goods and services, (iii) generate transaction fees from the sale of digital content and services; and (iv) promote brand preference for SoftLock products and services. The Company may not generate sufficient revenue to grow its business unless it maintains relationships with existing users and significantly increases the number of companies that use its technology for the sale of digital content. The Company's ability to attract new users will depend on a variety of factors, including: (i) the performance, reliability and security of the Company's products and services; (ii) the scalability of the Company's products and services--(the ability to rapidly increase deployment size from a limited number of end-users to a very large number of end-users);
(iii) the cost-effectiveness of the Company's products and services; and
(iv) the Company's ability to market its products and services effectively.

    The Company's ability to attract new users will also depend on the performance of its initial users and the overall success of the SoftLock eMerchandising system. Many potential users may resist working with the Company until its, and the Company's, users, content, products and services have been successfully introduced into the market and have achieved market acceptance. The Company may not be able to attract a critical mass of users that will develop products and services and the Company's eMerchandising system may not achieve widespread deployment to users that the Company believes is necessary for it to become successful.

    In addition, the Company may not be able to establish relationships with important potential new users if it has already established relationships with other users who are their competitors. Therefore, it is important that the Company is perceived as a neutral and trusted technology and service provider. In addition, the Company requires publishers and content providers operating within the SoftLock eMerchandising system to comply with specifications administered by the Company. Potential users may be unwilling to be subject to the control of these specifications.

   IF THE COMPANY'S TECHNOLOGY CANNOT PREVENT SECURITY BREACHES, WE MAY LOSE REVENUES.

    Security breaches of the Company's technology could result in decreased demand for the Company's technology by its licensees and their customers, or could also result in litigation. The secure and trusted management of proprietary or confidential information over the Internet is essential to establishing and maintaining confidence in the SoftLock eMerchandising system. Without this confidence, potential or current licensees may not use the Company's technology and their customers may not trust and use SoftLock's licensee's products. Therefore, security concerns and security breaches of the Company's and its licensee's software and products could materially adversely affect the Company's business and operating results. Advances in computer capabilities, new discoveries, or other developments could result in a compromise or breach of the security technology, including cryptography technology, that the Company and its licensees use to protect customer digital content and transaction data. Security breaches could damage the Company's reputation and expose it to a risk of loss or litigation. The Company's insurance policies may not be adequate to reimburse the Company for losses caused by security breaches. SoftLock cannot guarantee that its security measures will prevent security breaches.

   IF THERE ARE DEFECTS AND ERRORS IN THE COMPANY'S TECHNOLOGY, WE MAY LOSE REVENUES.

    Defects and errors in current or future products could result in delayed or failed deployment of the Company's technology, lost revenues, or a delay in or failure to achieve market acceptance. Any of these scenarios could seriously harm the Company's business and operating results. Complex software products like the Company's often contain errors or defects, including errors relating to security, particularly when first introduced or when new versions or enhancements are released. Because this is a system used for commerce, the Company believes that standards for reliability and performance may be very high.

    If the Company's products or content contain errors or defects not discovered in the process of development, it could seriously undermine the perceived trust and security needed for a commercial system and could delay or prevent market acceptance of digital commerce resulting in material adverse affects to the Company's business and operating results.

    The development and use of the Company's products and services expose the Company to substantial risks of product liability claims because the Company's products and services are to be used in sensitive and valuable digital commerce transactions and because the Company requires its partners to comply with the Company's specifications. Although the Company's license agreements typically contain provisions designed to limit the Company's exposure to product liability claims, it is possible that these limitations of liability provisions may not be effective as a result of existing or future laws or unfavorable judicial decisions. A product liability claim brought against the Company, even if not successful, would likely be time consuming and costly to defend and could significantly harm our business and operating results.

   THE COMPANY'S RELIANCE UPON THIRD-PARTY SOFTWARE CREATES ADDITIONAL TECHNOLOGICAL RISK.

    The Company integrates third-party software with its software. The Company could be seriously harmed if the providers from which it licenses software ceased to deliver and support reliable products, enhance their current products, or respond to emerging industry standards. In addition, the third-party software may not continue to be available to the Company on commercially reasonable terms, or at all. The loss of, or inability to maintain or obtain this software, could result in shipment delays or reductions, or could force the Company to limit the features available in its current or future product and service offerings. Either alternative could have a material adverse affect on the Company's business and operating results.

   THE MARKET FOR DIGITAL RIGHTS MANAGEMENT IS FRAGMENTED AND SUBJECT TO RAPID TECHNOLOGICAL CHANGE.

    The market for digital rights management is fragmented and marked by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, and changes in customer demands. To succeed, the Company must develop and introduce, in response to customer and market demands, new releases of its software that offer features and functionality that the Company does not currently provide. Any delays in the Company's ability to develop and release enhanced or new products could have a material adverse affect on the Company's business and operating results. In the past, the Company has experienced delays in new product releases, and it may experience similar delays in the future.

    In addition, if standards for digital rights management are not adopted or complied with, content providers may delay distributing content until they are confident that the technology by which the content is to be distributed will be commercially accepted. Standards for the distribution of various digital content might not develop or might be found to violate antitrust laws or fair use of copyright policies. In addition, the failure to develop a standard among device manufacturers may affect the market for digital goods and services. As a result, customers may delay purchasing products or services that include the Company's technology if they are uncertain of commercial acceptance of the standards with which the Company's technology complies. Consequently, if a standard format for the secure delivery of content on the Internet is not adopted, or if the standards are not compatible with the Company's digital rights management technology, its business and operating results could be materially adversely affected.

   GOVERNMENT REGULATION MAY IMPAIR THE COMPANY'S PROFITABILITY AND RESTRICT GROWTH.

    Exports of software products utilizing encryption technology are generally restricted by the United States and various foreign governments. Changes in export laws and regulations may impose restrictions on the Company's ability to distribute products and services internationally, limiting SoftLock's ability to gain revenue and grow its business

    It is possible that Congress or individual states could enact laws regulating or taxing Internet commerce. In addition, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. Access fees, sales taxes or any other taxes or fees could increase the cost of transmitting data over the Internet and reduce the number or amount of transactions from which we get our transaction fees.

   OUR BUSINESS PROSPECTS MAY BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO ATTRACT AND RETAIN QUALIFIED PROFESSIONALS.

    The Company's success depends largely on the skills, experience, and performance of the members of senior management and other key personnel. None of the Company's senior management and other key personnel must remain employed for any specific time period. Only the President and Chief Executive Officer and Chief Technology Officer are subject to employment agreements. If the Company loses one or more of its key personnel, its business and operating results could be significantly harmed. In addition, the Company's future success will depend largely on the Company's ability to continue attracting, integrating, and retaining highly skilled personnel. In addition, competition for highly qualified sales and marketing personnel is intense. The Company may not be able to hire enough qualified individuals in the future or in a timely manner. New employees require extensive training and typically take at least four (4) to six
(6) months to achieve full productivity.

   THE COMPANY'S SHARES ELIGIBLE FOR FUTURE SALE MAY RESULT IN A DECREASE IN THE PRICE OF THE COMPANY'S COMMON STOCK.

    Of the 12,862,841 shares of the Company's common stock issued and outstanding as of March 14, 2000, 11,159,060 shares are "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933 ("the Act"). In addition, the Company has outstanding 53,431 shares of Series A Preferred Stock which are convertible into 5,343,100 shares of common stock. The Company also has outstanding 46,875 shares of Series B Preferred Stock which are convertible into 4,687,500 shares of common stock. The Series A Preferred Stock will complete the one-year holding period of Rule 144 in December 2000 through February 2001. The Company has committed to file a registration statement with the SEC by April 15, 2000 to register the shares of the common stock issuable upon conversion of the Series B Preferred Stock and to use its reasonable best efforts to have the registration statement declared effective by July 15, 2000. The Company has also committed to file an application to have its common stock listed for trading on the Nasdaq SmallCap Market by April 15, 2000. The holders of the Series B Preferred Stock have agreed not to sell any of the shares of common stock so registered until the earlier of (i) four months after the date such registration statement becomes effective or (ii) November 1, 2000.

    Sales of substantial amounts of shares of common stock by shareholders pursuant to Rule 144 through the registration statement filed for the holders of Series B Preferred Stock or otherwise could adversely affect the then market price of the Company's securities and make it more difficult for the Company to sell equity securities in the future at a time and price which it deems appropriate. The Company is unable to predict the effect that sales made in the future under Rule 144 or otherwise may have on the then prevailing market price of the common stock. Nonetheless, the possibility exists that the sale of these shares may have a depressive effect on the price of the Company's common stock and may affect the Company's ability to obtain additional financing on favorable terms, if at all, in the future.

   LOW VOLUME TRADING; POSSIBLE VOLATILITY OF STOCK PRICE.

    The Company's common stock is listed for trading on the Over the Counter Bulletin Board, has traded in only small volumes and has been subject to a certain amount of volatility in the price. While the Company intends to apply for listing on the Nasdaq SmallCap Market, no assurance can be given that a more active market will develop or that a shareholder will be able to liquidate his investment without considerable delay, if at all. Even if a more active market should develop, the price may remain volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the Company's common stock. There can be no assurance that the Company's trading price will remain at any particular level, and if the trading price were to fall sufficiently, many brokerage firms may not be willing to effect transactions in the Company's securities, particularly because low-priced securities are subject to a Commission rule that imposes additional sales practice requirements on broker-dealers who sell low-priced (generally those below $5 per share) securities. Consequently, unless and until the market price for the Company's common stock increases significantly, or until the Company's common stock is admitted for trading on Nasdaq or another exchange, brokerage firms may be reluctant to trade the Company's common stock.

   PENNY STOCK REGULATIONS MAY AFFECT AN INVESTOR'S ABILITY TO SELL THE COMPANY'S COMMON STOCK AND THE PRICE OF THE STOCK.

    If the Company were unable to meet the Nasdaq listing or maintenance requirements and the price per share of the Company's common stock were to drop below $5.00 per share, then the Company's common stock would become subject to certain "penny stock" rules promulgated by the Commission. Under such rule, broker-dealers who recommend "penny stocks" to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

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

   MANAGEMENT EXERCISES SIGNIFICANT CONTROL OVER THE COMPANY.

    The officers and directors own approximately 23% of the Company's currently outstanding common stock. As a result, if the officers and directors act together, they will have significant influence on the outcome of all matters requiring shareholder approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company's assets) and significant influence on the management and affairs of the Company. Such influence could discourage others from initiating potential merger, takeover or other change of control transactions. As a result, the market price of the Company's common stock could be adversely affected.

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

    The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will obtain or have access to adequate financing for each successive phase of its growth, that the Company will market and provide software products on a timely basis, that there will be no material adverse competitive or technological change in condition of the Company's business, that demand for the Company's software products and services will significantly increase, that the Company's Chief Executive Officer and other significant employees will remain employed as such by the Company, that the Company's forecasts accurately anticipate market demand and that there will be no material adverse change in the Company's operations, business or governmental regulation affecting the Company or its suppliers. The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control.

    Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

ITEM 2. DESCRIPTION OF PROPERTY.

    Through December 31, 1999, the Company's principal offices were located in Maynard, Massachusetts and consisted of approximately 15,600 square feet. The offices were leased at a monthly rental of $7,448, which escalates to $14,219 during the second year and $21,114 for the third through the seventh year of the lease. The Company is also obligated to pay additional amounts for the annual operation and maintenance of the building and for taxes.

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

    The Company is one of approximately 18 defendants in an action in the United States District Court for the Southern District of New York entitled INTERACTIVE GIFT V. COMPUSERVE INC. ET AL, filed August 23, 1995. The action alleges infringement of the so-called Freeny patent. The plaintiff seeks judgment declaring the validity of its patent and further declaring that each of the defendants has infringed the plaintiff's patent, enjoining further infringement and treble damages plus attorneys fees and costs and disbursements.

    The Company answered the plaintiff's complaint and counterclaimed for a declaratory judgment that the plaintiff's patent is invalid, unenforceable and is not infringed by the Company. On May 13, 1998, Judge Barbara S. Jones signed a 44-page Opinion & Order in the action. The Opinion & Order provides the Court's determination of the claim scope under MARKHAM V. WESTVIEW
INSTRUMENTS, INC. On March 12, 1999, the Court entered a stipulated order and judgment that, based on the interpretation of the claims of the Freeny patent as determined by the Court, the Company has not in the past infringed, nor is it now infringing, any claim of the Freeny patent because no method, system or apparatus of the Company includes any of five specific limitations set forth in the Court's May 13, 1998 Order. Judgment has been entered in the Company's favor and the patent owner's claims have been dismissed on the merits. The patent owner has filed a Notice of Appeal to the Court of Appeals for the Federal Circuit, arguing error by the District Court. The appeal (number 99-1324) stands fully briefed and oral argument was scheduled for February 7, 2000.

    Although the Company and its counsel are unable to predict the ultimate outcome of the appeal with any reasonable degree of certainty, the Company and the other defendants will continue to defend their positions vigorously.

    Other patent-related suits are possible, including legal actions which might be pursued to litigate or defend the Company's patent, and the outcomes and expenses cannot be predicted with confidence. Liability lawsuits are also a risk to be considered. The Company has developed software technology to protect intellectual property, but there can be no assurance that such technology will not be breached, resulting in lost revenues for which the Company might be held responsible. Similarly, the software which incorporates the Company's tools can have adverse consequences which might lead to claims of liability against the Company.

    The Company is subjected to this and other litigation from time to time in the ordinary course of business. Although the amount of the liability, if any, with respect to such litigation can not be determined, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

    ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

MARKET INFORMATION

    The Company's common stock began trading on the Over the Counter Bulletin Board during the third quarter of 1996.

    The following table sets forth the high and low closing bid prices for the Company's common stock for the past two (2) years. The quotations reflect inter-dealer prices, with retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                                             HIGH BID   LOW BID
                                                             --------   --------
1998
    First Quarter                                             $ 0.01     $    0.01
    Second Quarter                                            $ 0.04     $    0.01
    Third Quarter (1)                                         $ 2.00     $    1.13
    Fourth Quarter                                            $ 5.63     $    1.03
1999
    First Quarter                                             $ 7.94     $    4.50
    Second Quarter                                            $12.63     $    6.75
    Third Quarter                                             $ 7.44     $    2.63
    Fourth Quarter                                            $ 5.25     $    3.13
2000
    First Quarter (through February 29)                       $13.88     $    3.63

------------------------

(1) The acquisition of SSI was consummated and announced on July 28, 1998. On August 10, 1998, the Company effected a one for fifty reverse stock split.

    On March 14, 2000, the last reported bid and asked prices for the common stock were $21.75 and $22.125, respectively.

HOLDERS

    As of March 14, 2000, the Company had approximately 257 holders of record of the Company's common stock.

DIVIDENDS

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

    Preferred Series A shareholders are entitled to receive, if and when declared by the Board, quarterly dividends of $10.20 per preferred share per year. Unpaid dividends are cumulative but do not bear interest. There were no unpaid dividends as of December 31, 1999. If all the Preferred Stock is automatically converted into common stock as a result of a qualified public offering and the Company provides the purchasers with an opportunity to register their shares of common stock resulting from the conversion, all within two years of the date of closing, then no dividends are payable.

    Preferred Series B shareholders are entitled to receive dividends when and as declared by the Board.

RECENT SALES OF UNREGISTERED SECURITIES

    Beginning in November 1998, the Company commenced a private placement offering of up to 1,600,000 shares of its common stock at an offering price of $1.25 per share, pursuant to Section 4(2) of the Securities Act of 1933 (the "Act") and Regulation D promulgated thereunder. From January 4, 1999 to
February 22, 1999, the Company sold 1,540,000 shares of its common stock resulting in net proceeds of $1,882,210. The Company offered the shares on a "best efforts" basis through officers and directors of the Company and through selected members of the National Association of Securities Dealers, Inc. A total of $40,520 in commissions was paid to NASD members in connection with the offering. All of the certificates evidencing the shares of the Company's common stock received as a result of the offering were impressed with the form of restrictive legend utilized by the Company, and stop transfer instructions have been noted against the transfer of such certificates.

    Beginning in May 1999, the Company commenced a private placement offering of up to 1,200,000 shares of its common stock at an offering price of $5 per share, pursuant to Section 4(2) of the Act and Regulation D promulgated under the Act. From May 1999 to June 1999, the Company sold 235,000 shares of its common stock resulting in net proceeds of $1,155,136. The Company offered the shares on a "best efforts" basis through officers and directors of the Company and through selected members of the National Association of Securities Dealers, Inc. The shares were offered for sale to accredited investors only, pursuant to the exemptions from registration contained in Section 4(2) of the Act and Regulation D promulgated under the Act. All of the certificates evidencing the shares of the Company's common stock received as a result of the offering were impressed with the form of restrictive legend utilized by the Company, and stop transfer instructions have been noted against the transfer of such certificates.

    Beginning in October, 1999, the Company commenced a private placement offering of up to 1,200,000 shares of its common stock at an offering price of $1.25 per share, pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. On November 15, 1999 the offering was increased to 1,600,000 shares. From October 25, 1999 until November 29, 1999 the Company sold 1,600,000 shares of its common stock resulting in net proceeds of $1,988,557. The Company offered the shares on a "best efforts" basis through officers and directors of the Company. The shares were offered for sale to accredited investors only, pursuant to the exemptions from registration contained in Section 4(2) of the Act and Regulation D promulgated under the Act. All of the certificates evidencing the shares of the Company's common stock received as a result of the offering were impressed with the form of restrictive legend utilized by the Company, and stop transfer instructions have been noted against the transfer of such certificates.

    On January 10, 2000, the Company announced that pursuant to closings on December 30, 1999 and January 7, 2000, it had issued 36,765 shares of Series A Preferred Stock (the "Series A Preferred") to a group of four investors: SI Venture Fund II, L.P. ("SI"), Apex Investment Fund IV, L.P., Apex Strategic Partners IV, LLC (collectively, "Apex") and RSA Security Inc. ("RSA") for a purchase price of $102 per share for an aggregate purchase price of $3,750,030. Each share of the Series A Preferred is convertible into 100 shares of the Company's common stock. In connection with the placement of the Series A Preferred, we issued 1,964 warrants convertible into the Series A Preferred Stock. In February 2000, SI exercised all of those warrants.

    In connection with the Series A Preferred transaction, the Company entered into a Series A Preferred Stock Purchase Agreement dated as of December 30, 1999 as supplemented on January 7, 2000 with SI, Apex and RSA, and a Shareholders' and Rights Agreement with the purchasers and the President and Chief Executive Officer and the Chief Technology Officer of the Company. The Company also filed a Certificate of Designation with the Delaware Secretary of State that states the powers, preferences and rights of the Series A Preferred

    On February 14, 2000, the Company announced that pursuant to closings on February 10, 2000, it had issued 46,875 shares of Series B Preferred Stock (the "Series B Preferred") to a group of investors, including affiliates of Tudor Investment Corp. and Ritchie Capital as well as investors in an earlier round of financing, SI Venture Fund II, L.P. and Apex Investment Fund IV, L.P. for a purchase price of $160 per share for an aggregate purchase price of $7,500,000. Each share of the Series B Preferred is convertible into 100 shares of the Company's common stock. These investors were also issued two warrants, one of which becomes exercisable for an aggregate of 312,500 shares of common stock if as of August 15, 2000 the Company's registration statement for the shares of common stock issuable upon conversion of the Series B Preferred Stock was not declared effective and the Nasdaq listing application for the common stock was not accepted and the second of which would become exercisable for an aggregate of an additional 312,500 shares of common stock if as of November 15, 2000 these two conditions were not met.

    The Company also announced that Ascent Venture Partners III, L.P. ("Ascent") had purchased 14,706 shares of the Company's Series A Preferred Stock for $102 per share for an aggregate purchase price of $1,500,000. In connection with the investment by Ascent, the Company agreed to appoint an Ascent representative to its Board of Directors.

    In connection with the Series B Preferred transaction, the Company entered into a Series B Preferred Stock and Warrant Purchase Agreement dated as of February 10, 2000 with the investors and an Amended and Restated Shareholders' and Rights Agreement with the investors, the holders of the Series A Preferred Stock and the Company's President and Chief Executive Officer and its Chief Technology Officer. The Company also filed a Certificate of Designation with the Delaware Secretary of State that states the powers, preferences and rights of the Series B Preferred.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND

    The Company was incorporated under the name Fieldcrest Corporation in the State of Delaware in December 1989, for the primary purpose of seeking out acquisitions of properties, businesses or merger candidates, without limitation as to the nature of the business operations or geographic area of the acquisition candidate.

    On July 28, 1998, the Company and SoftLock Services, Inc. consummated an Agreement and Plan of Reorganization whereby the Company acquired all of the issued and outstanding common shares of SSI in exchange for the issuance of 7,097,266 shares of the Company's common stock. The Company has accounted for the transaction as a reverse acquisition. The fiscal year of the Company was changed from March 31 to December 31 to correspond to the fiscal year of SSI.

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

    The Company provides a sales and merchandising system for digital content on the Internet and has been vending passwords to unlock secure digital content since 1992. The eMerchandising system, which had its "soft opening" in October 1999, has updated the Company's offerings and allows publishers of electronic content to securely sell their digital content from their own Web sites using this eMerchandising system and through the SoftLock Affiliate Network

    The SoftLock eMerchandising system promotes the secure distribution of digital information by taking advantage of consumers' natural tendency to pass along relevant content to colleagues, friends and family. The Company's patented (US #5,509,070) technology prevents electronic shoplifting (piracy) while the "locked" content is securely sampled, electronically purchased, and redistributed.

    When a prospective consumer receives premium digital content from the Company, or one of its affiliates, the consumer can sample a portion of the final product (i.e. "demo" the product). The consumer can then instantly purchase the complete product via access to the World Wide Web. The consumer then has permanent access to the product for personal use. The consumer is also encouraged to copy the product and redistribute the product to friends or colleagues because SoftLock digital content automatically returns to the locked state, or "demo" mode, when copied from one computer to another. Such practice invites another purchase of the full content.

    The SoftLock Affiliate Network is a distribution system enabling the SoftLock Content Providers to securely sell documents through SoftLock Affiliate web sites. The Company assists in brokering and merchandising content, remits payments to Content Providers and SoftLock Affiliates, and also provides reports and customer service.

    SoftLock Content Providers include traditional print publishers, web-based information services, financial/business research, magazines, books, newspapers, and new media companies.

CORPORATE STRUCTURE

    The Company currently consists of SoftLock.com, Inc. and its wholly owned operating subsidiary SoftLock Services, Inc. In 1998, the Company underwent a stock transfer and exchange of 7,097,266 shares of restricted common stock for all of the issued and outstanding shares of SSI, wherein the owners of SSI became the majority owners of the Company. Prior to this transaction, the Company operated as a shell company organized to locate and acquire an operating company. All operations presented herein are those of the acquired operating company. This transaction also resulted in a change in reporting year from March 31 to December 31, the fiscal year end of SSI.

RESULTS OF OPERATIONS

    The following table sets forth various items as a percentage of revenues for the years ended December 31, 1999, 1998 and 1997.

                                                                            YEAR ENDED
                                                              --------------------------------------
                                                                1999           1998           1997
                                                              --------       --------       --------
Statement of operations data
  Revenue...................................................     100%           100%           100%
  Cost of revenue...........................................      26%            21%            18%
  Gross profit..............................................      74%            79%            82%
Total operating expenses....................................    8002%           768%           835%
Operating loss..............................................   (7928)%         (690)%         (753)%
  Other income, net.........................................      53%            13%            17%
Loss before income taxes....................................   (7876)%         (676)%         (736)%
  Income taxes..............................................       0%             0%             0%
Net loss....................................................   (7876)%         (676)%         (736)%

    DECEMBER 31, 1999 AS COMPARED TO DECEMBER 31, 1998

    Total revenues for the year ended December 31, 1999 ("1999") were $83,790, a 23.4% decrease as compared to $109,402 earned during the year ended
December 31, 1998 ("1998"). In 1999, revenue from password vending (the process by which documents are "unlocked" in the Company's legacy system) decreased to $50,290 from $60,240 in 1998, a 16.5% decrease. Revenues from licensing, custom tools and programming, and consulting and speaking decreased to $33,500 in 1999 from $49,162 in 1998, a 31.9% decrease. These decreases are consistent with the Company's strategy to derive future revenues primarily from commissions from the SoftLock eMerchandising system.

    Cost of sales decreased to $21,902 in 1999 from $23,166 in 1998. The resulting net decrease arose from fewer transactions, thus fewer incremental fees for the processing of passwords. The decrease in gross margin in the year is attributable to fixed transaction costs being spread over a smaller amount of revenue.

    Gross profit was $61,888, or 73.9% of revenue in 1999, as compared with $86,236, or 78.8% of revenue in 1998

    Operating expenses totaled $6,705,092 for 1999 as compared with $840,751 for 1998, an increase of $5,864,341. The increase is primarily due to costs associated with significant staffing increases (from 10 employees at the end of 1998 to 30 employees as of the end of 1999) to support the SoftLock eMerchandising system, related operating and consulting costs, research and development costs, and other miscellaneous administrative costs. Included in operating expenses are costs related to noncash compensation and consulting in the amount of $2,770,155 and $221,593 in 1999 and 1998, respectively.

    Research and development costs increased to $1,823,141 in 1999 versus $117,899 in 1998, an increase of $1,705,242. This increase is related to the additional staffing, as well as outside consulting, in connection with the research and development of the eMerchandising system and related proprietary software. Included in research and development expenses are costs related to noncash compensation and consulting in the amount of $550,107 and $9,861 in 1999 and 1998, respectively.

    Selling and marketing costs increased to $1,181,155 in 1999 as compared to $168,788 in 1998, an increase of $1,012,367. This increase is primarily attributable to additional staffing and outside consulting costs associated with the enrollment of Content Providers and Affiliates for the SoftLock Affiliate Network. Included in selling and marketing expenses are costs related to noncash compensation and consulting in the amount of $278,582 and $12,812 in 1999 and 1998, respectively.

    General and administrative costs in 1999 were $3,700,796 as compared to $554,064 in 1998, an increase of $3,146,732. This increase relates primarily to additional staffing and outside consulting costs incurred in the building of the management infrastructure and support team for the eMerchandising system. Included in the above costs are salaries and wages, consulting, and all other related operating expenses. Also included general and administrative expenses are costs related to noncash compensation and consulting in the amount of $1,941,466 and $198,920 in 1999 and 1998, respectively.

    Other income increased to $44,249 in 1999 from $14,443 in 1998. This change relates primarily to investment earnings on the Company's cash reserves which increased as a result of the Company's $1,882,210 private placement completed in the first quarter, its $1,155,136 private placement completed in the second quarter, its $1,988,558 private placement completed in the fourth quarter, and its $3,210,604 preferred stock offering in the fourth quarter.

    Net loss increased to $6,598,955 in 1999 from $740,072 in 1998. The increase resulted primarily from the increase in operating expenses. The Company's business plan called for higher losses in 1999 as the Company continued to develop products, hire the personnel to grow the business and expand its marketing strategy. The company anticipates that it will incur significant operating losses through 2000 and into 2001.

    Management anticipates that the trend toward increased quarterly operating expenses will continue in order to support increased marketing and promotional efforts, to develop and release new products, to continue to build a strong management team, to raise necessary capital, and otherwise create the infrastructure that the Company will need to provide its services in the future.

    DECEMBER 1998 AS COMPARED TO DECEMBER 31, 1997

    Revenues in 1998 versus the year ending December 31, 1997 ("1997") were down 1.2%, from $110,774. This decrease is attributed to the nearly offsetting changes in license and custom software design fees, which decreased by nearly 44% (approximately $32,000) from $73,600 in 1997 to $41,500 in 1998, and an increase in revenue from the Company's primary product, the sale of passwords and vouchers, of nearly 82% (approximately $27,000), from $37,174 in 1997 to $67,902 in 1998, reflecting an increase in both the number and value of passwords sold.

    Gross profit in 1997 was $90,428, or 81.6% of revenue. Although gross profit as a percentage of password sales increased for 1998, it was offset by the decline in licensing sales which generate a higher contribution to gross margin.

    Operating expenses in 1998 were 9.1% lower than in 1997, which totaled $924,823. The primary reason for the decline relates to 1997 expenditures for outside consultants engaged by the company to advise on corporate structuring and financial strategies. Overall, outside consulting decreased by nearly $220,000 (77.2%) from $281,600 in 1997 to $64,200 in 1998. Savings from the reduction in the use of these outside consultants were partially offset by the cost of regulatory compliance as a result of the Company becoming an SEC reporting company in July of 1998 and the hiring of additional key personnel in the fourth quarter of 1998. Also included in 1997 operating expenses was $135,000 of noncash compensation related to outside consulting costs.

    Research and development costs decreased to $117,899 in 1998 from $130,373 in 1997, a decrease of $12,474. This decrease is mainly due to reduced outside consulting costs.

    Selling and marketing costs increased to $168,788 in 1998 from $162,588 in 1997, an increase of $6,200. This increase is mainly related to additional salaries, with an offsetting decrease in outside consulting expenses.

    General and administrative costs decreased to $554,064 in 1998 from $631,862 in 1997, a decrease of $77,798. This decrease is mainly due to a reduction in outside consulting costs.

    Other income decreased from $19,117 in 1997 to $14,443 in 1998, a decrease of $4,674. This decrease is primarily due to $9,733 of interest expense for 1998 as compared with $833 of interest expense in 1997. This increase in interest expense is partially offset by an increase in interest income of $4,224 from $19,859 in 1997 to $24,083 in 1998.

    Net loss in 1998 of $740,072 was $75,206 lower as compared to the net loss in 1997 which was $815,278. This decrease in net loss was mainly attributable to the decrease in consulting costs in 1998 as compared to 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The following is a summary of the Company's cash flows:

                                               1999         1998        1997
                                            -----------   ---------   ---------
Operating.................................  $(3,867,494)  $(510,847)  $(546,515)
Investing.................................     (844,002)     (3,607)     (8,570)
Financing.................................  $ 8,246,064   $ 555,732   $ 458,699

    Cash used in operations totaled $3,867,494 in 1999 as compared with $510,847 in 1998. The increase in cash used relates to the net loss sustained during the year, plus working capital changes. At December 31, 1999, working capital (current assets minus current liabilities) totaled $2,296,432.

    Cash used in operations totaled $546,515 for 1997, as compared with $510,847 1998. The company, which was classified as a company in the development stage until 1998, has incurred significant and recurring operating losses since inception, including $740,072 in 1998 and $815,278 in 1997. In addition, at December 31, 1998, the Company had working capital (current assets minus current liabilities) and stockholders' equity deficits of $22,147 and $6,671, respectively, as compared to working capital and stockholders' equity surpluses of $29,456 and 46,829 in 1997. The majority of the decrease in working capital from 1997 to 1998 can be attributed to an increase in accrued expenses.

    Investing activities for the year ended December 31, 1999 included $225,090 of leasehold improvements related to the building-out of the new main office and $79,182 of computer and software purchases. Also included in investing activities is $510,411 of cash payments for website development costs related to capitalized website development costs of $1,444,360. Investments in 1998 and 1997 were $3,607 and $8,570, respectively, for various computer and office equipment.

    The Company's primary source of liquidity continues to be proceeds from the sale of securities in private and preferred placements. A total of $5,025,903 was raised, after commissions and expenses of the offering, in 1999 through the issuance of 3,375,000 common shares. A total of $3,210,604 was raised, after commissions and expenses of the offering, in 1999 through the issuance of 31,863 shares of Series A preferred stock. These funds will be used to finance continued operations, product development and marketing. Net proceeds from the issuance of common stock in 1998 and 1997, net of issuance costs, were $558,762 and $458,699, respectively.

    On April 30, 1999, the Company entered into a Master Agreement of Terms and Conditions for Lease with TLP Leasing Programs, Inc. (the "Master Agreement"). The Master Agreement provides the Company with a source of financing in the amount of $400,000 with which to obtain certain equipment. As of December 31, 1999 the Company has utilized $257,787 of the lease line of credit.

    On August 20, 1999 the Company entered into a Master Equipment Lease Agreement with DDI Leasing, Inc. that provided the Company with $74,679 of financing to obtain additional equipment.

    The Company, based upon its current operating plan, anticipates that its currently available funds will be sufficient to satisfy its anticipated needs for working capital, capital expenditures and business expansion through 2000. The Company's cash requirements depend upon many factors, including, but not limited to, the Company's net cash flows from operations, the length of time it may take for the Company to develop a market for its products or services, the market acceptance of these products or services and the response of competitors who may develop competing products or services at lower costs. The Company may require additional funding over the next twelve months. To the extent that the Company is unable to raise additional financing, the Company may be required to eliminate current and planned software development programs and other operating expenses. There can be no assurance that the Company would be able to secure additional funding sources, or that financing would be made available on terms favorable to the Company. The failure to acquire additional funding when required could have a material adverse effect on the Company.

    The Company plans to continue to develop, improve and enhance its product offerings as part of its continuous plan for research and development.

ITEM 7. FINANCIAL STATEMENTS.

    The Financial Statements set forth on pages F-1 to F-19 of this Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    The Company retained the services of new principal independent auditors during the past year. Comiskey & Company, P.C. ("Comiskey") were previously the principal accountants to audit the financial statements of the Company. On January 7, 2000, that firm's appointment as principal auditors was terminated and the firm of Deloitte & Touche LLP was engaged as principal auditors. The decision to change auditors was recommended by the Audit Committee of the Company's Board of Directors and approved by the Board.

    The Company delivered to Comisky a copy of its disclosure related to the change in auditors in connection with its Report on Form 8-K. Comiskey's response letter, which stated that it did not disagree with the Company's statement, was filed with such Report on Form 8-K.

    The Company engaged Deloitte & Touche LLP as its new independent auditors effective January 7, 2000. During the two most recent fiscal years and through January 7, 2000, the Company has not consulted with Deloitte & Touche LLP concerning the Company's financial statements, including the application of accounting principles to a specified transaction (proposed or completed) or the type of audit opinion that might be rendered on the Company's financial statements or any matter that was either the subject of a "disagreement" or "reportable event" (as such terms are defined in Item 304 of Regulation S-B) with the previous independent accountants. During the Company's two most recent fiscal years, and during the subsequent interim period, no "reportable events" (as described in Item 304 (a)(1)(iv) of Regulation S-B) have occurred.

                                    PART III

    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    The information contained under the caption "Executive Compensation "in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 29, 2000, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

    The information contained under the caption "Executive Compensation "in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 29, 2000, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 29, 2000, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information contained under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 29, 2000, is incorporated herein by reference.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as a part of this Form 10-KSB:

       Consolidated Financial Statements of SoftLock.com, Inc.:

       Independent Auditors' Report

       Consolidated Balance Sheets--December 31, 1999 and 1998 (Restated)

       Consolidated Statements of Operations--Years ended December 31, 1999, 1998 (Restated) and 1997

       Consolidated Statements of Stockholders' Equity--Years ended December 31, 1999, 1998 (Restated) and 1997

       Consolidated Statements of Cash Flows--Years ended December 31, 1999, 1998 (Restated) and 1997

       Notes to Consolidated Financial Statements--December 31, 1999, 1998 (Restated) and 1997

    Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------

         2.1            Plan and Agreement of Reorganization among Fieldcrest Corp.,
                        SoftLock Services, Inc. and Jonathan Schull, dated May 22,
                        1998 (incorporated by reference to Exhibit 2.1 to the
                        Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998.)

         3.3            Amended and Restated Certificate of Incorporation
                        (incorporated by reference to Exhibit 3(i) to the Registrant's Quarterly Report for the quarter ended
                        June 30, 1999.)

         3.4            Amended and Restated Bylaws (incorporated by reference to
                        Exhibit 3(ii) to the Registrant's Quarterly Report for the quarter ended June 30, 1999.)

         3.5            Certificate of Designation of Powers, Preferences and Rights
                        of the Series A Preferred Stock (incorporated by reference to Exhibit 99.4 of the Company's Current Report on Form 8-K
                        dated as of December 30, 1999).

         3.6            Amendment No. 1 to Certificate of Designation for Series A
                        Preferred Stock filed with the Delaware Secretary of State as of January 13, 2000 (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated as of February 10, 2000).

         3.7            The Company's Certificate of Correction to Certificate of
                        Designation of Powers, Preferences and Rights of the Series B Preferred Stock, (incorporated by reference to
                        Exhibit 99.5 of the Company's Current Report on Form 8-K dated February 10, 2000).

        10.1            Employment Agreement, dated July 27, 1998, between SoftLock
                        Services, Inc. and Jonathan Schull (incorporated by
                        reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated July 28, 1998.)

        10.2            Employment Agreement, dated September 2, 1998, between
                        SoftLock Services, Inc. and Keith Loris (incorporated by
                        reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

        10.3            1998 Stock Option Plan (incorporated by reference to
                        Exhibit 10.3 to the Registrant's Annual Report on
                        Form 10-KSB for the fiscal year ended December 31, 1998).

        10.4            Lease, dated March 4, 1999, between SoftLock.com, Inc. and
                        Wellesley/Rosewood Maynard Mills Limited Partnership
                        (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

        10.5            Stock Option, dated October 25, 1996, granted by SoftLock
                        Services, Inc. to Maurice R. LaFlamme (incorporated by
                        reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

        10.6            Series A Preferred Stock Purchase Agreement by and among the
                        Purchasers, SoftLock.com, Inc. and SoftLock Services,
                        (incorporated by reference to Exhibit 99.3 of the Company's
                        Current Report on Form 8-K dated as of December 30, 1999).

        10.7            Supplement to Series A Preferred Stock Purchase Agreement
                        (incorporated by reference to Exhibit 99.5 of the Company's
                        Current Report on Form 8-K dated as of December 30, 1999).

        10.8            Supplement to Series A Preferred Stock Purchase Agreement
                        (incorporated by reference to Exhibit 99.6 of the Company's
                        Current Report on Form 8-K dated as of February 10, 2000).

        10.9            Amended and Restated Shareholders' and Rights Agreement
                        (incorporated by reference to Exhibit 99.3 of the Company's
                        Current Report on Form 8-K dated February 10, 2000).

        10.10           Series B Preferred Stock and Warrant Purchase Agreement by
                        and among the purchasers listed on the Schedule of
                        Purchasers, SoftLock.com, Inc. and SoftLock Services, Inc.
                        (incorporated by reference to Exhibit 99.4 of the Company's
                        Current Report on Form 8-K dated February 10, 2000).

        10.11 Form of Warrant exercisable under certain conditions on August 15, 2000 (incorporated by reference to Exhibit 99.7 of the Company's Current Report on Form 8-K dated
                        February 10, 2000).

        10.12 Form of Warrant exercisable under certain conditions on November 15, 2000 (incorporated by reference to
                        Exhibit 99.8 of the Company's Current Report on Form 8-K dated February 10, 2000).

        21              Subsidiaries of the Company

        27              Financial Data Schedule

------------------------

(b) During the quarter ended December 31, 1999, the Company did not file any Current Reports on Form 8-K.

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

Date: March 30, 2000                           SOFTLOCK.COM, INC.

                                               By:/s/ DOUGLAS R. JOHNSON
                                               --------------------------------------------
                                               Douglas R. Johnson,
                                               EXECUTIVE VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURES                                    TITLE                    DATE
                     ----------                                    -----                    ----
/s/ KEITH LORIS                                        Chief Executive Officer,        March 30, 2000
-------------------------------------------            President and Director
Keith Loris

/s/ DOUGLAS R. JOHNSON                                 Executive Vice President and    March 30, 2000
-------------------------------------------            Chief Financial Officer
Douglas R. Johnson                                     (Principal Financial and
                                                       Accounting Officer)

/s/ JONATHAN SCHULL                                    Chief Technology Officer and    March 30, 2000
-------------------------------------------            Director
Jonathan Schull

/s/ FRANCIS J. KNOTT                                   Chairman of the Board and       March 30, 2000
-------------------------------------------            Director
Francis J. Knott

/s/ SCOTT GRIFFITH                                     Director                        March 30, 2000
-------------------------------------------
Scott Griffith

/s/ RICHARD N. GOLD                                    Director                        March 30, 2000
-------------------------------------------
Richard N. Gold

/s/ ADAM RIN                                           Director                        March 30, 2000
-------------------------------------------
Adam Rin

/s/ GEOFFREY DE LESSEPS                                Director                        March 30, 2000
-------------------------------------------
Geoffrey De Lesseps

/s/ LEIGH MICHL                                        Director                        March 30, 2000
-------------------------------------------
Leigh Michl

                             FINANCIAL STATEMENTS

     As required under Item 7. Financial Statements, the consolidated financial statements of the Company are provided in this separate section.
The consolidated financial statements included in this section are as follows:

                                    Contents

Independent Auditors' Report...............................................  F-1

Consolidated Balance Sheets................................................  F-2

Consolidated Statements of Operations......................................  F-3

Consolidated Statements of Changes in Stockholders' Equity (Deficit).......  F-4

Consolidated Statements of Cash Flows......................................  F-5

Notes to Consolidated Financial Statements.........................  F-6 to F-19

INDEPENDENT AUDITORS' REPORT


To Management and the Board of Directors
SoftLock.com, Inc.
Maynard, Massachusetts

We have audited the accompanying consolidated balance sheets of SoftLock.com, Inc. and subsidiary (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9, the accompanying 1998 financial statements have been restated.


Boston, Massachusetts
March 13, 2000


SOFTLOCK.COM, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------------------------------------
                                                                                     1999            1998
ASSETS                                                                                          (AS RESTATED,
                                                                                                  SEE NOTE 9)
CURRENT ASSETS:
  Cash                                                                            $3,695,409        $160,841
  Accounts receivable                                                                  5,979           4,619
  Prepaid expenses and other current assets                                          274,831            --
                                                                                  ----------        --------

           Total current assets                                                    3,976,219         165,460

PROPERTY AND EQUIPMENT - Net                                                         620,769          16,324

WEBSITE AND PRODUCT DEVELOPMENT COSTS                                              1,444,360            --

SECURITY DEPOSITS                                                                     31,888           1,058

PREPAID ROYALTIES                                                                     65,579            --
                                                                                  ----------        --------

TOTAL ASSETS                                                                      $6,138,815        $182,842
                                                                                  ==========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - website and product development                                $291,131              --
  Other accounts payable                                                             311,922         106,114
  Accrued expenses - website and product development                                 489,065              --
  Other accrued expenses                                                              91,058             781
  Accrued compensation and benefits                                                  383,621          77,694
  Current portion of obligations under capital leases                                112,990           3,018
                                                                                  ----------        --------

           Total current liabilities                                               1,679,787         187,607
                                                                                  ----------        --------

OBLIGATIONS UNDER CAPITAL LEASES, Less current portion                               227,981           1,906
                                                                                  ----------        --------

OTHER LONG-TERM LIABILITIES                                                           56,294            --
                                                                                  ----------        --------

COMMITMENTS AND CONTINGENCIES (Note 7)

REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK
  (Aggregate liquidation preference of $3,250,000 in 1999, Note 4)                 3,210,604            --
                                                                                  ----------        --------
STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, $0.01 par value; 50,000,000 shares authorized; 12,819,582 and
    7,955,580 shares issued and outstanding at
    December 31, 1999 and 1998, respectively                                         128,195          79,556
  Deferred compensation                                                           (2,834,952)       (475,711)
  Deferred royalties                                                                (639,866)           --
  Additional paid-in capital                                                      13,301,296       2,781,053
  Accumulated deficit                                                             (8,721,644)     (2,122,689)
  Notes receivable from officer and directors                                       (268,880)       (268,880)
                                                                                  ----------       ----------

           Total stockholders' equity (deficiency)                                   964,149          (6,671)
                                                                                  ----------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $6,138,815        $182,842
                                                                                  ==========        ========

See notes to consolidated financial statements.


SOFTLOCK.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------------------------------------------------

                                                                                    1999             1998             1997
                                                                                                (AS RESTATED)
NET REVENUES                                                                       $83,790        $109,402        $110,774

COST OF REVENUES                                                                    21,902          23,166          20,346
                                                                                    ------          ------          ------

GROSS PROFIT                                                                        61,888          86,236          90,428
                                                                                    ------          ------          ------

OPERATING EXPENSES:
  Research and development (including noncash compensation
    and consulting expenses of $550,107, $9,861 and $468, respectively)          1,823,141         117,899         130,373
  Selling and marketing (including noncash compensation
    and consulting expenses of $278,582, $12,812 and $1,000, respectively)       1,181,155         168,788         162,588
  General and administrative (including noncash compensation and
    consulting expenses of $1,941,466, $198,920 and $244,073, respectively)      3,700,796         554,064         631,862
                                                                                 ---------         -------         -------

           Total operating expenses                                              6,705,092         840,751         924,823
                                                                                 ---------         -------         -------

OPERATING LOSS                                                                  (6,643,204)       (754,515)       (834,395)
                                                                                -----------       ---------       ---------

OTHER INCOME (EXPENSE):
  Interest expense                                                                 (23,472)         (9,733)           (833)
  Interest income                                                                   68,283          24,083          19,859
  Other income (expense)                                                              (562)             93              91
                                                                                    ------          ------          ------

           Total other income                                                       44,249          14,443          19,117
                                                                                    ------          ------          ------

LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)                                        (6,598,955)       (740,072)       (815,278)

INCOME TAX EXPENSE (BENEFIT)                                                          --              --              --
                                                                                    ------          ------          ------

NET LOSS                                                                        (6,598,955)       (740,072)       (815,278)
                                                                                -----------       ---------       ----------

BENEFICIAL CONVERSION FEATURE ON
  CONVERTIBLE PREFERRED STOCK                                                   (3,210,604)           --              --
                                                                                -----------       ---------       ----------
NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                                                                 $(9,809,559)      $(740,072)      $(815,278)
                                                                               ===========       =========       =========

BASIC AND DILUTED NET LOSS PER COMMON
  SHARE                                                                             $(0.94)         $(0.10)         $(0.14)
                                                                                    ======          ======          ======

BASIC AND DILUTED WEIGHTED-AVERAGE SHARES
  OUTSTANDING                                                                   10,400,995       7,594,513       5,853,337
                                                                                ==========       =========       =========

See notes to consolidated financial statements.

SOFTLOCK.COM, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                    Deferred
                                                                                                  Additional      Compensation
                                                                           Common Stock            Paid-in            and
                                                                       Shares         Amount       Capital          Expense
BALANCE, JANUARY 1, 1997                                             5,661,342      $ 56,614      $ 954,541          $ --

  Issuance of common stock for cash, net of
    issuance costs                                                     748,269         7,482        451,217            --
  Issuance of common stock in exchange for
    notes payable                                                        5,952            60         20,774            --
  Issuance of common stock in exchange for services                     39,605           396         44,858            --
  Grant of options for services                                           --            --          162,384            --
  Net loss                                                                --            --             --              --
                                                                     ----------      --------      ---------       ---------

BALANCE, DECEMBER 31, 1997                                           6,455,168        64,552      1,633,774            --

  Issuance of common stock for cash, net of
    issuance costs                                                     702,099         7,021        551,741            --
  Issuance of common stock in reverse acquisition                      788,580         7,886        (18,216)           --
  Debt converted to common stock                                         9,733            97         16,936            --
  Deferred compensation and expense - option
    grants (as restated)                                                  --            --          596,818        (596,818)
  Amortization of deferred compensation (as restated)                     --            --             --           121,107
  Net loss (as restated)                                                  --            --             --              --
                                                                     ----------      --------      ---------       ---------

BALANCE, DECEMBER 31, 1998 (As restated, see Note    )               7,955,580        79,556      2,781,053        (475,711)

  Issuance of common stock for cash, net of issuance costs           3,375,000        33,750      4,992,153            --
  Issuance of common stock for cashless exercise of                    919,333         9,193         (9,193)           --
  Issuance of common stock for exercise of options                     211,882         2,118         34,811            --
  Issuance of common stock in exchange for services                    133,273         1,333        878,113            --
  Deferred compensation and consulting expenses - option
    grants                                                                --            --        3,821,159      (3,821,159)
  Amortization of deferred compensation and expenses                      --            --             --         1,461,918
  Beneficial conversion feature related to redeemable
    convertible preferred stock                                           --            --       (3,210,604)           --
  Accretion of Series A preferred beneficial conversion feAture           --            --        3,210,604            --
  Stock issued for prepaid royalties (Note 6)                          224,514         2,245        825,650            --
  Change in fair value of prepaid royalties (Note 6)                      --            --          (22,450)           --
  Net loss                                                                --            --             --              --
                                                                     ----------      --------      ---------       ---------

BALANCE, DECEMBER 31, 1999                                          12,819,582      $128,195    $13,301,296     $(2,834,952)
                                                                    ==========      ========    ===========     ===========


See notes to consolidated financial statements.

                                                                                                    Notes
                                                                                                  Receivable
                                                                                                     From
                                                                                                   Officer
                                                                     Deferred   Accumulated          and
                                                                     Royalty      Deficit         Directors          Total
BALANCE, JANUARY 1, 1997                                               $--        $(567,339)      $(268,880)      $ 174,936

  Issuance of common stock for cash, net of
    issuance costs                                                      --             --              --           458,699
  Issuance of common stock in exchange for
    notes payable                                                       --             --              --            20,834
  Issuance of common stock in exchange for services                     --             --              --            45,254
  Grant of options for services                                         --             --              --           162,384
  Net loss                                                              --         (815,278)           --          (815,278)
                                                                   ----------   ------------      ----------     -----------

BALANCE, DECEMBER 31, 1997                                              --       (1,382,617)       (268,880)         46,829

  Issuance of common stock for cash, net of
    issuance costs                                                      --             --              --           558,762
  Issuance of common stock in reverse acquisition                       --             --              --           (10,330)
  Debt converted to common stock                                        --             --              --            17,033
  Deferred compensation and expense - option
    grants (as restated)                                                --             --              --              --
  Amortization of deferred compensation (as restated)                     --            --             --           121,107
  Net loss (as restated)                                                --         (740,072)           --          (740,072)
                                                                   ----------   ------------      ----------     -----------

BALANCE, DECEMBER 31, 1998 (As restated, see Note   )                   --       (2,122,689)       (268,880)         (6,671)

  Issuance of common stock for cash, net of issuance costs              --             --              --         5,025,903
  Issuance of common stock for cashless exercise of                     --             --              --              --
  Issuance of common stock for exercise of options                      --             --              --            36,929
  Issuance of common stock in exchange for services                     --             --              --           879,446
  Deferred compensation and consulting expenses - option
    grants                                                              --             --              --              --
  Amortization of deferred compensation and expenses                    --             --              --         1,461,918
  Beneficial conversion feature related to redeemable
    convertible preferred stock                                         --             --              --        (3,210,604)
  Accretion of Series A preferred beneficial conversion feAture         --             --              --         3,210,604
  Stock issued for prepaid royalties (Note 6)                       (662,316)          --              --           165,579
  Change in fair value of prepaid royalties (Note 6)                  22,450           --              --              --
  Net loss                                                              --       (6,598,955)           --        (6,598,955)
                                                                   ----------   ------------      ----------     -----------

BALANCE, DECEMBER 31, 1999                                         $(639,866)   $(8,721,644)      $(268,880)       $964,149
                                                                   ==========   ============      ==========     ===========

See notes to consolidated financial statements.


SOFTLOCK.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------------------------------------

                                                                      1999            1998           1997
                                                                                 (AS RESTATED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $(6,598,955)     $(740,072)     $(815,278)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
      Depreciation                                                     61,202          8,281         12,880
      Noncash compensation and consulting expense                   2,187,610        121,107        228,472
      Noncash interest charges relating to equity issuances              --            9,733           --
      Loss on sale of property and equipment                              533           --             --
      Deferred rent expense                                            56,294           --             --
      Increase (decrease) in cash from:
        Accounts receivable                                            (1,359)          --             --
        Prepaid expenses and other current assets                    (174,831)           205            414
        Accounts payable                                              205,808         39,925         12,471
        Accrued compensation and benefits                             305,927         49,193         14,526
        Other accrued expenses                                         90,277            781           --
                                                                  -----------      ---------      ---------

           Net cash used for operating activities                  (3,867,494)      (510,847)      (546,515)
                                                                  -----------      ----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment of security deposits                                        (30,830)          --             --
  Website development costs                                          (510,411)          --             --
  Purchases of property and equipment                                (304,272)        (3,607)        (8,570)
  Proceeds from sale of property and equipment                          1,511           --             --
                                                                  -----------      ----------      ---------

           Net cash used for investing activities                    (844,002)        (3,607)        (8,570)
                                                                  -----------      ----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                (27,372)          --             --
  Proceeds from issuance of note payable                              500,000           --             --
  Payments on note payable                                           (500,000)          --             --
  Net Proceeds from issuance of Series A preferred, net of
    issuance costs                                                  3,210,604           --             --
  Proceeds from issuance of common stock, net of issuance costs     5,025,903        558,762        458,699
  Proceeds from exercise of stock options                              36,929           --             --
  Deficit assumed in reverse acquisition                                 --           (3,030)          --
                                                                  -----------      ----------      ---------

           Net cash provided by financing activities                8,246,064        555,732        458,699
                                                                  -----------      ----------      ---------

NET INCREASE (DECREASE) IN CASH                                     3,534,568         41,278        (96,386)

CASH, BEGINNING OF YEAR                                               160,841        119,563        215,949
                                                                  -----------      ----------      ---------

CASH, END OF YEAR                                                  $3,695,409       $160,841       $119,563
                                                                   ==========       ========       ========

                                                                                                  (Continued)

SOFTLOCK.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
----------------------------------------------------------------------------------------
                                                           1999        1998       1997
                                                                  (AS RESTATED)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the year for interest               $ 10,990       $440       $833
                                                         ========       ====       ====

    Cash paid during the year for taxes                  $  2,196       $513       $794
                                                         ========       ====       ====

SUMMARY OF NONCASH FINANCING AND
  INVESTING ACTIVITIES:
    Payable and accrued website development costs        $780,196   $   --     $   --
                                                         ========      ====       ====

    Issuance of common stock for web development costs   $153,753   $   --     $   --
                                                         ========   ========   ========

    Issuance of common stock for prepaid royalties       $805,450   $   --     $   --
                                                         ========   ========   ========

    Capital lease obligation - property and equipment    $363,419     $4,924   $   --
                                                         ========   ========   ========

    Issuance of common stock for services and notes      $725,693    $14,058    $66,088
                                                         ========   ========   ========

    Issuance of common stock options in exchange for
      services                                           $   --     $   --     $162,384
                                                         ========   ========   ========

See notes to consolidated financial statements.
                                                                     (Concluded)

SOFTLOCK.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------


1. DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF THE BUSINESS - SoftLock.com, Inc. (the "Company") provides a channel for the distribution and sale of documents over the Internet. The Company's software tools and services allow publishers to freely distribute their content on the Internet. When end-users wish to view the complete documents, they must purchase a password from the Company's transaction processing system.

     The Company was incorporated in Delaware under the name Fieldcrest Corp. As is more fully described below, the Company effected various stock splits and a Plan and Agreement of Reorganization with SoftLock Services, Inc. All share and per share amounts have been restated to reflect these transactions.

     The accompanying financial statements include all of the accounts of the Company and its wholly owned subsidiary, SoftLock Services, Inc. All intercompany activity has been eliminated.

     BASIS OF PRESENTATION - As reflected in the consolidated financial statements, during the years ended December 31, 1999, 1998 and 1997, the Company incurred net losses of $6,598,955, $740,072 and $815,278, respectively, and management expects that the Company will continue to incur losses in the future. As a result of operating losses through December 31, 1999, the Company had an accumulated deficit of $8,721,644. Through December 31, 1999, the Company had funded its operating losses primarily from the sale of preferred and common stock amounting to approximately $8,245,000 and debt financing approximating $500,000.

     The Company is actively seeking additional financing to fund operating losses and significant investments in the business, including the hiring of additional personnel. As disclosed in Note 8, subsequent to year end the Company has raised approximately $9,420,000 through the issuance of common stock and Series A and B preferred stock. These funds will be used to fund technology development and deployment costs, marketing and distribution costs and operating expenses. Management believes that the existing cash balances will be sufficient to finance the Company's operations and other cash needs through at least December 31, 2000. However, there can be no assurance that the Company will be successful in its efforts to raise additional financing on favorable terms after December 31, 2000 or that management will achieve their financial projections.

     PLAN AND AGREEMENT OF REORGANIZATION - As of July 28, 1998, the Company consummated a Plan and Agreement of Reorganization (the "Agreement") whereby it acquired all of the issued and outstanding shares of common stock of SoftLock Services, Inc. in exchange for 7,097,266 shares of the Company's "restricted" common stock. As a result, SoftLock Services, Inc. became the wholly owned subsidiary of the Company, and the former shareholders of SoftLock Services, Inc. became 90% shareholders in the Company. Existing options of SoftLock Services, Inc. were exchanged for options in the Company for identical rights and in the same ratio as the exchange of common shares.

     The transaction has been accounted for as a reverse acquisition with SoftLock Services, Inc. as the accounting acquirer. The Company adopted the fiscal year end of December 31, which is the reporting year of the accounting acquirer.

1. DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     STOCK SPLITS - As of July 28, 1998, and in connection with the Agreement described above, SoftLock Services, Inc. exchanged one share of stock for
     224.7348 shares of SoftLock.com, Inc. and, on August 10, 1998, effected a 50-for-1 reverse stock split. All share and per share amounts have been restated to reflect these transactions retroactively to inception.

     USE OF ESTIMATES - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

     PROPERTY AND EQUIPMENT - Purchased property and equipment is recorded at cost. Capital lease property and equipment is recorded at the lesser of cost or the present value of the minimum lease payments required. Expenditures for renewals and improvements are capitalized, while expenditures for repairs and maintenance are charged to operations as incurred. Depreciation and amortization of property and equipment are computed using the straight-line method over the estimated useful lives of the related assets (three to seven years) and over the terms of the related leases (two to three years). Leasehold improvements are being amortized over the lesser of the lease term or their useful lives.

     IMPAIRMENT OF LONG-LIVED ASSETS - The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

     WEBSITE AND PRODUCT DEVELOPMENT COSTS - Website and product development costs include the costs to develop, enhance, manage and monitor the Company's Cybersales solution and online operations. Such costs are considered to relate to software developed for internal use.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of computer software developed or obtained for internal use. In accordance with its provisions, the Company adopted the SOP effective January 1, 1999. In accordance with the SOP, development costs incurred during 1999 have been capitalized and all related design costs have been expensed as incurred. Upon adoption, development costs incurred prior to the initial application of the SOP can not be adjusted to reflect the capitalization of such costs. Amortization of the capitalized costs of approximately $1,444,400 is computed using the straight-line method over the estimated useful life of the asset (three years).

     REVENUE RECOGNITION - Revenue from product sales is recognized when software tools and passwords are provided to customers. The Company also enters into license agreements for certain of its products. Revenues from such agreements are recognized based on the terms of the agreement. Revenue from the Company's online sales are recognized based on the net amount due the Company on sales made by affiliates at the time the Company receives authorization for the sale and payment by the customer.

1. DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     COMPREHENSIVE INCOME (LOSS) - The Company does not have any items of comprehensive income (loss) other than the net losses as reported.

     INCOME TAXES - Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of existing assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse.

     ADVERTISING AND MARKETING - Advertising and marketing costs are charged to operations in the year incurred. Total advertising and marketing costs were $1,181,155, $168,788 and $162,588 in 1999, 1998 and 1997, respectively.

     NET LOSS PER COMMON SHARE - Basic loss per common share is computed using the weighted-average number of common shares outstanding. Shares issued in the reverse acquisition described above have been treated as outstanding since inception. Diluted loss per common share reflects the potential dilution if common equivalent shares outstanding (common stock options, preferred shares, warrants) were exercised or converted into common stock unless the effects are antidilutive. All common stock equivalents (options, warrants and preferred stock) that were outstanding during 1999, 1998 and 1997 were not included in the computation of earnings per share due to a net loss on all three years presented, and, therefore, their effect would be antidilutive.

     RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred. Such expenses amounted to $1,823,141, $117,899 and $130,373 in fiscal years 1999, 1998 and 1997, respectively.

     FAIR VALUES OF FINANCIAL INSTRUMENTS - Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments due to the short-term nature of such instruments.

     CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS - The Company's revenues are derived from various customers who generally are not required to provide collateral for amounts owed to the Company. The Company's customers are dispersed over a wide geographic area.

     Major customers accounted for the following percentages of the Company's revenues:


                               1999              1998              1997
       Customer A               21%               22%               17%
       Customer B               18                --                --

     No other customers accounted for more than 10% of revenues in any of the years presented.

     STOCK-BASED COMPENSATION - As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for stock option grants using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense related to employee options is recorded only if, on the grant date, the fair value of the underlying equity exceeds the option exercise price. SFAS No. 123 is used to account for nonemployee stock options.

1. DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     SEGMENTS - In 1998, the Company adopted provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The standard requires the reporting of certain information about operating segments including the basis for the presentation and segment profit or loss. The Company currently operates as a single operating segment.

     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARD - In June of 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 1999 and is effective for fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the financial statements of the Company. The Company will adopt this accounting standard on January 1, 2001, as required. At December 31, 1999, the Company did not have any derivative instruments.

     RECLASSIFICATIONS - Certain reclassifications have been made to the 1997 and 1998 financial statements to conform to the 1999 presentation.

2.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31:


                                                 1999                1998
       Leasehold improvements                  $225,090           $    --
       Office equipment                         485,030              44,472
                                                -------              ------

       Total property and equipment             710,120              44,472
       Less accumulated depreciation            (89,351)            (28,148)
                                                -------             -------

       Property and equipment - net            $620,769             $16,324
                                               ========             =======


      Included in property and equipment is certain equipment held under capital leases with a net carrying value of $340,971 and $4,924 as of December 31, 1999 and 1998, respectively.

3.   COMMITMENTS

     In October 1999, the Company completed the relocation of its corporate office to Maynard, Massachusetts, from Rochester, New York. The Company leases approximately 15,000 square feet as its principal operating location under a seven-year operating lease agreement. The agreement provides for a yearly escalating, monthly rental of $7,448 for the first 12 months, $14,219 for months 13 through 24, and $21,114 for months 25 and forward. The Company is recording the expense on a straight-line basis over the entire life of the lease. The lease also requires the Company to pay certain incremental costs incurred by the lessor and shared costs of the property. Rent expense for each of the years ended December 31, 1999, 1998 and 1997 totaled $95,943, $17,690 and $16,800, respectively.

      At December 31, 1999, the aggregate minimum rental payments due under noncancelable operating leases are as follows:

      2000....................     $  113,375
      2001....................        194,152
      2002....................        253,667
      2003....................        253,370
      2004....................        253,370
      2005 and thereafter.....        443,398
                                     --------
      Total...................     $1,511,332
                                   ==========

Minimum payments due under capitalized leases as of December 31, 1999 are as follows:

     2000......................................  $ 146,032
     2001......................................    140,276
     2002......................................    108,188
     2003......................................      4,692
                                                 ---------
     Total.....................................    399,188
     Less amount representing interest.........     58,217
                                                 ---------
     Present value of minimum payments.........    340,971
     Less current portion......................    112,990
                                                 ---------
     Total long-term capital lease obligation..  $ 227,981
                                                 =========

     The Company has an Employment Agreement (the "Agreement") with one officer of the Company. The Agreement provides for the following financial committments: (i) a minimum base salary of $160,000 per annum subject to an annual review by the Board of Directors; (ii) severance and provisions for the acceleration of options granted. The term of the Agreement shall be indefinite subject to the termination provisions of the Agreement.

4.   REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK

     In December 1999, the Company issued 31,863 shares of Series A preferred stock, $0.01 par value redeemable convertible preferred stock, in exchange for $3,210,604 (net of issuance costs of $39,396).

     On September 2, 1999, the Company entered into a nonbinding term sheet (the "Term Sheet") with SI Venture Associates, LLC ("SI Ventures"), in which SI Ventures agreed to acquire shares of the Company's Series A preferred stock for $1.25 million, provided that the Company could identify a second venture capital investor to contribute at least another $1.25 million. In connection with the Term Sheet, SI Ventures provided to the Company a $500,000 bridge loan (the "Bridge Loan"). The Series A preferred stock is convertible into shares of the Company's common stock. Series A shareholders have, among other rights, certain registration rights, rights of first refusal to participate in subsequent equity financings, the right to appoint one director to the Company's Board, voting rights on certain significant matters and redemption rights.

     CONVERSION RIGHTS - Each share of Series A preferred stock is initially convertible into 100 shares of the Company's common stock, subject to certain antidilution adjustments described below, at any time at the holder's option at a conversion price of $1.02 per share of common stock. The Series A preferred stock will automatically convert into shares of the Company's common stock upon the earlier of (i) immediately prior to the consummation of an underwritten public offering with aggregate proceeds to the Company in excess of $20 million at a public offering price per share that is at least four times the then effective conversion price (a "Qualified Public Offering"), or (ii) at the election of the holders of two-thirds of the outstanding shares of the preferred stock. If the Company issues any equity securities or the right to purchase equity securities at a price below the conversion price then in effect (subject to certain exceptions), the conversion price will be reduced on the weighted-average basis.

     The Company allocated the entire net proceeds received from the issuance of the Series A preferred stock of $3,210,604 to the beneficial conversion feature on the issuance of Series A preferred stock. The beneficial conversion feature was calculated at the issuance date of the Series A preferred stock based on the difference between the conversion price of $1.02 per share and the estimated fair value of the common stock at that date. This amount, however, was limited to the proceeds received from issuing the beneficial convertible security. As the Series A preferred stock was immediately convertible, the Company also recorded accretion of $3,210,604 to additional paid-in capital.

     DIVIDEND RIGHTS - Holders of the preferred stock are entitled to receive, prior to any distribution to common shareholders, if and when and as declared by the Board out of legally available funds, quarterly dividends at a rate of $10.20 per preferred share per year. Unpaid dividends are cumulative but do not bear interest. However, if all the preferred stock is automatically converted into common stock as a result of a qualified public offering and the Company provides the purchasers with an opportunity to register their shares of common stock resulting from the conversion, all within two years of the date of closing, then no dividends are payable.

     VOTING AND REGISTRATION RIGHTS - Generally, holders of Series A preferred stock vote with the common shareholders as a single class on any matter submitted to the shareholders with the holders of the Series A preferred stock having that number of votes equal to the whole number of common shares into which each share of Series A preferred stock is then convertible. However, holders of the Series A preferred stock have the right to elect by majority vote one Class III member of the Board of Directors subject to the provisions of the Shareholders' Agreement. The Series A preferred stockholders also have certain registration rights.

     REDEMPTION RIGHTS - The Company is required to redeem the Series A preferred stock for $102 per share plus any accrued but unpaid dividends at the election of a majority of the Series A preferred stock in two equal annual installments beginning on the fourth anniversary of the closing date of the Series A preferred stock subject to the availability of legally sufficient funds.

     LIQUIDATION PREFERENCE - Upon any liquidation, dissolution, winding up or any merger, consolidation, sale of assets, reorganization or other transaction in which control of the Company is transferred, each holder of Series A preferred stock is entitled to receive, prior to the common shareholders, $102 per share plus accrued but unpaid dividends. However, if the preferred shareholder would receive higher value in the liquidation transaction if the shares were converted into common stock, then the holders of the Series A preferred stock will receive the higher amount along with the common shareholders.

     FURTHER ADJUSTMENTS - The dividend rate, redemption price, liquidation preference and conversion price are subject to adjustment for stock splits and other stock distributions.

5.   INCOME TAXES

     The components of the provision (benefit) for income taxes consist of the following for the year ended December 31:

                                                 1999           1998           1997
     Current income taxes paid or payable   $      --      $      --      $      --
     Federal deferred                         1,809,500        210,700        298,200
     State deferred                             358,400         37,200         49,800
     Increase in valuation allowance         (2,167,900)      (247,900)      (348,000)
                                            -----------    -----------    -----------

     Provision (benefit) for taxes          $      --      $      --      $      --
                                            ===========    ===========    ===========

     A reconciliation of the statutory federal rate to the effective rate for all years is as follows:


      Statutory federal rate                       34%
      State, net of federal benefit                 6
      Valuation allowance                         (40)
                                                 -----

      Effective rate                              -- %
                                                 =====

     Deferred income taxes are provided on temporary timing differences between financial statement and income tax reporting. The components of deferred income tax assets and liabilities are as follows for the years ended December 31:

                                              1999          1998            1997
     Total deferred tax liabilities     $      --      $      --      $      --
     Deferred tax assets:
     Deferred compensation                     --           60,700         60,700
     Property and equipment                  14,000          4,500          4,300
     Net operating loss carryforwards     2,757,200        702,400        316,000
     Research and development credits        83,300           --             --
     Investment tax credit                   11,800           --             --
     Other                                   10,800           --             --
                                         ----------       --------       --------
     Total deferred tax assets            2,877,100        767,600        381,000

     Less valuation allowance            (2,877,100)      (767,600)      (381,000)
                                         ----------       --------       --------

     Net deferred tax assets            $      --      $      --      $      --
                                        ===========    ===========    ===========

     As of December 31, 1999 the Company has federal net operating loss carryforwards totaling approximately $6.8 million, which expire between 2012 and 2019, and research and development and investment tax credits of $94,500, which expire in 2014. Because of the Company's limited operating history, management has provided in each of the last three years a 100% allowance against the Company's net deferred tax assets.

6.   STOCKHOLDERS' EQUITY

     DEBT CONVERTED TO STOCK - During the third quarter of 1998, a total of 9,733 shares of common stock were issued upon conversion of debt totaling $17,033.

     STOCK OFFERING - In June 1998, the Company sold 642,099 shares of its common stock at a price of $0.78 per share for a total of $500,000.

     In February 1999, the Company completed the issuance of 1,600,000 shares of common stock for net cash proceeds of $1,882,210 in a private placement of its common stock under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Regulation D promulgated thereunder.

     In June 1999, the Company issued a total of 235,000 shares of common stock for net cash proceeds of $1,155,136 in a private placement of its common stock under the Act and Regulation D promulgated thereunder.

     In December 1999, the Company issued a total of 1,600,000 shares of common stock for net cash proceeds of $1,988,557 in a private placement of its common stock under the Act and Regulation D promulgated thereunder.

     NOTE RECEIVABLE - EXERCISE OF OPTION - In June 1996, key employees entered into promissory notes with the Company totaling $268,880 in order to exercise options granted to them. These loans are due June 2006, and bear interest at 7.04% per annum. Loans are collateralized by a pledge of the shares purchased.

     PREPAID ROYALTIES - In December 1999, the Company entered into an agreement with Intel for the use of certain of Intel's technology. In connection with such agreement, the Company paid $75,000 and issued 224,514 shares of its common stock to Intel. Under the agreement, the Company has the right to recoup a portion of the shares issued if Intel fails to meet its performance obligations; the portion that may be recouped decreases as follows: termination by or before 6/30/00 - 80%, 9/30/00 - 60%, 12/31/00 -
     40%, and 3/31/01 - 20%. None of the stock shall be recouped after June 30, 2001. Accordingly, at December 31, 1999, 44,900 shares of the stock issued were nonforfeitable. The Company has recorded the nonforfeitable shares and the cash paid as a prepaid royalty at December 31, 1999. As a result, as of December 31, 1999, current and long-term prepaid royalties include approximately $240,000 which represents the $75,000 cash paid and the fair value as of the measurement date of the 44,900 shares of nonforfeitable stock. The fair value of the forfeitable shares has been recorded as a reduction of stockholders' equity. The value of such forfeitable shares will be remeasured at each reporting period until such shares become nonforfeitable.

     STOCK OPTION PLAN - In January 1997, the shareholders of SoftLock Services, Inc. approved the 1996 Stock Option Plan (the "96 Plan"). When the 1998 Stock Option Plan (the "98 Plan") was approved on July 28, 1998 by the shareholders of the Company, the options issued by SoftLock Services, Inc. under the 96 Plan were replaced by options to purchase shares of the Company, and were deemed included in the 98 Plan. The termination of the 96 Plan resulted in no changes to the vesting or exercise provisions to the holders of options under that plan, except that the number and price per share of the 96 options were adjusted for the stock transfer and exchange and subsequent stock splits.

     STOCK OPTION PLAN (CONTINUED) - The 98 Plan was established to attract, retain and provide equity incentives to selected persons to promote the financial success of the Company. A total of 3,000,000 common shares were reserved for grants under this plan. On June 8, 1999, the Board approved an increase to 5,000,000 shares of common stock to be reserved under this plan. This increase was approved by shareholders on June 30, 1999. The options may be granted as either incentive stock options or Non-Qualified Stock Options. The Company has issued options for 1,150,500, 1,368,343 and 724,619 shares of its common stock for the years ended December 31, 1999, 1998 and 1997, respectively, and has 1,791,038 options still available for grant at December 31, 1999.

     Also outstanding at December 31, 1998 were 1,011,307 options, originally issued by SoftLock Services, Inc. and replaced with options to purchase shares of SoftLock.com, Inc. These options were issued and outstanding prior to the 96 Plan and, therefore, were not included under the 98 Plan. These options were exercised for 919,333 common shares in a cashless exercise completed on March 30, 1999.

     A summary of stock option activity is as follows:

                                                                      Weighted-     Weighted-
                                                                       Average       Average
                                                       Number of      Exercise        Fair
                                                        Options        Price         Value
     Outstanding as of January 1, 1997                  1,011,307        $0.18
       Granted                                            724,619         0.47         $0.20
       Exercised                                             --            --
       Forfeited                                             --            --
                                                        ---------        -----

     Outstanding as of December 31, 1997                1,735,926         0.30
       Granted                                          1,368,343         0.94         $0.43
       Exercised                                             --            --
       Forfeited                                             --            --
                                                        ---------        -----

     Outstanding as of December 31, 1998                3,104,269         0.58
       Granted                                          1,150,500         3.18         $5.13
       Exercised                                       (1,223,189)        0.18
       Forfeited                                          (14,500)        4.73
                                                        ---------        -----

     Outstanding as of December 31, 1999                3,017,080        $1.71
                                                        =========        =====

            OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                       WEIGHTED-
                                        AVERAGE       WEIGHTED-
                       RANGE OF        REMAINING       AVERAGE         NUMBER
       NUMBER OF       EXERCISE          LIVES         EXERCISE       CURRENTLY
        OPTIONS         PRICES          (YEARS)         PRICE        EXERCISABLE
       163,606      $0.18 - $0.24         7.0           $0.24          163,600
     1,660,024      $0.78 - $0.89         8.5            0.87          697,961
       374,950      $1.83 - $2.02         9.1            1.96          219,936
       637,000      $2.79 - $4.00         9.5            3.11          208,000
       121,500      $4.38 - $6.55         9.6            4.41           29,875
        60,000      $7.48 - $7.71         9.5            7.26           15,000
      =========                                                       =========
     3,017,080                                                       1,334,372
     =========                                                       =========

     The options vest over periods up to five years.

     As described in Note 1, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation for grants made, pro forma net loss and net loss per share for years indicated would have been as follows:


                                                    1999            1998          1997
     Net loss attributable to common stock   $  (10,456,192)   $  (838,722)   $  (834,397)
                                             ==============    ===========    ===========
     Diluted net loss per common share       $        (1.01)   $     (0.11)   $     (0.14)
                                             ==============    ===========    ===========

     The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model for the years indicated are as follows:


                                                           1999                1998               1997
     Risk-free interest rate                               6.00%              5.62%              5.77%
     Expected life of option grants                      10 years           10 years           10 years
     Expected volatility of underlying stock                107%                35%                 0%
     Expected forfeiture rate                                 0%                 0%                 0%

     It should be noted that the option-pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to 10 years. However, management believes the assumptions used to value the options and the model applied yield a reasonable estimate of the fair value of the grants made under the circumstances.

7.   COMMITMENTS AND CONTINGENCIES

     The Company is one of 18 defendants in an action in the United States District Court for the Southern District of New York entitled Interactive Gift vs. CompuServe Inc. et al, filed August 23, 1995. The action alleges infringement of the so-called Freeny patent. The plaintiff seeks judgment declaring the validity of its patent and further declaring that each of the defendants has infringed the plaintiff's patent; enjoining further infringement; and treble damages plus attorney's fees and costs and disbursements. The Company has answered the plaintiff's complaint and has counter-claimed for a declaratory judgment that the plaintiff's patent is invalid, unenforceable, and is not infringed upon by the Company.

     On March 12, 1999, the court entered a stipulation order and judgment that, based on the interpretation of the claims of the subject patent as determined by the court in earlier orders, the Company has not in the past infringed, nor is it now infringing on any of the provisions established in the patent. Judgment has been entered in the Company's favor and the present patent owner's claims have been dismissed on its merits by the court. As of the date of these financial statements, the patent owner has appealed this decision.

     The Company is subject to this and other litigation from time to time in the ordinary course of business. Although the amount of the liability, if any, with respect to such litigation cannot be determined, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

8.   SUBSEQUENT EVENTS

     On January 7, 2000, the Company received $500,004 in exchange for 4,902 shares of the Company's Series A preferred stock.

     In connection with the Series A Preferred transaction, the Company entered into a Series A Preferred Stock Purchase Agreement dated as of December 30, 1999 as supplemented on January 7, 2000 (the "Purchase Agreement") with SI, Apex and RSA (collectively, the "Purchasers") and a Shareholders and Rights Agreement (the "Shareholders Agreement") with the Purchasers and the president and chief executive officer and the chief technology officer of the Company. The Company also filed a Certificate of Designation with the Delaware Secretary of State that states the powers, preferences and rights of the Series A Preferred.

     On February 10, 2000, the Company issued 46,875 shares of Series B preferred stock (the "Series B Preferred") to a group of investors, including affiliates of Tudor Investment Corp. and Ritchie Capital, as well as investors in an earlier round of financing, SI and Apex Investment Fund IV, L.P. (collectively, the "investors") for a purchase price of $160 per share for an aggregate purchase price of $7,500,000. These investors were also issued two warrants, one of which becomes exercisable for an aggregate of 312,500 shares of common stock if, as of August 15, 2000, the Company's registration statement for the shares of common stock issuable upon conversion of the Series B Preferred was not declared effective and the NASDAQ listing application for the common stock was not accepted, and the second of which would become exercisable for an aggregate of an additional 312,500 shares of common stock if, as of November 15, 2000, these two conditions were not met.

     Ascent Venture Partners III, L.P. ("Ascent") also purchased 14,706 shares of the Company's Series A Preferred for $102 per share for an aggregate purchase price of $1,500,000 in February 2000. In connection with the investment by Ascent, the Company agreed to appoint an Ascent representative to its Board of Directors.

     In connection with the Series B Preferred transaction, the Company entered into a Series B Preferred Stock and Warrant Purchase Agreement dated as of February 10, 2000 (the "Purchase Agreement") with the investors and an Amended and Restated Shareholders and Rights Agreement (the "Amended Shareholders Agreement") with the investors, the holders of the Series A Preferred and the Company's president and chief executive officer and its chief technology officer. The rights and preferences of the Series B Preferred are similar to those of the Series A Preferred (see Note 4).

     As disclosed in Note 4, the Company will record, immediately upon issuance, a preferred stock dividend representing the value of the beneficial conversion feature on the issuance of Series A and B preferred stocks. Such amount will be limited to the proceeds received from issuing the beneficial conversion securities or approximately $9,420,000.

     Proceeds received by the Company in connection with the issuance of the Series A and Series B Preferred above were as follows:

     Proceeds from issuance of 19,608 shares of
       Series A preferred stock, net of estimated
       issuance costs                                         $1,969,769

     Proceeds from issuance of 46,875 shares of
       Series B preferred stock, net of estimated
       issuance costs                                          7,450,000
                                                               ---------

     Total  proceeds                                          $9,419,769
                                                              ==========

     On March 8, 2000, the Company announced that it had entered into a letter of intent to acquire all the outstanding stock of Chili Pepper, Inc., a Boston-based strategic marketing consulting firm. The completion of the acquisition is contingent on, among other things, the completion of due diligence and the execution of definitive agreements.

9.   RESTATEMENT

In accordance with generally accepted accounting principles, quoted market prices, if available, should be used for purposes of recording stock issuances and determining compensation costs related to stock option grants. The Company had historically determined the fair market value of its common stock based on a 90 day weighted average calculation of both its private and public equity transactions. This method was used based on management's belief that such calculated amount was more representative of the market price of the Company's common stock when compared to the Company's quoted market price on the Over the Counter Bulletin Board. As a result, during 1998 the Company had priced its private stock issuances and set the exercise price of its stock option grants at amounts that differed from quoted market prices on the date of issuance.

Subsequent to the issuance of the Company's 1998 consolidated financial statements, management determined that certain stock issuances and exercise prices set for option grants during 1998 should have been accounted for using quoted market prices. Therefore the accompanying 1998 consolidated financial statements have been restated from the amounts previously reported to reflect the recording of such transactions using quoted market prices and to provide certain additional disclosures relating to equity issuances and stock-based compensation. A summary of the significant effects of the restatement is as follows:

                                          AS PREVIOUSLY          AS
FOR THE YEAR ENDED DECEMBER 31, 1998        REPORTED           RESTATED        DIFFERENCE

Operating loss                           $  (632,114)       $  (754,515)      $  (122,401)
Net loss                                    (609,232)          (740,072)         (130,840)
Additional paid-in capital                 2,174,502          2,781,053           606,551
Deferred compensation                           --             (475,711)         (475,711)
Accumulated deficit                       (1,991,849)        (2,122,689)         (130,840)
Net loss per common share                       (.08)              (.10)             (.02)


                                   * * * * * *