Form 10KSB/A
period 1999-12-31
SOFTLOCK COM INC
filed 2000-04-14
CIK 870227

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------


                                 FORM 10-KSB/A
                               (AMENDMENT NO. 1)



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

    Aggregate market value of voting stock held by non-affiliates as of March 14, 2000 was approximately: $216,000,000

    Shares of Common Stock, $0.01 par value, outstanding as of March 14, 2000:
12,862,841


    This Report on Form 10-KSB/A (Amendment No. 1) is being filed solely for the purpose of including the conformed signature of Deloitte & Touche LLP on the Independent Auditors Report incorporated by reference into Part II,
Item 7--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, of the Annual Report on Form 10-KSB, filed by the small business issuer on March 30, 2000.



    This amendment to the Annual Report of Form 10-KSB, which sets forth the conformed signature of Deloitte & Touche LLP on the Independent Auditors Report, does not otherwise attempt to update or modify the information included in
Item 7 or in the Annual Report, beyond the original filing date of the report.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: April 14, 2000                           SOFTLOCK.COM, INC.

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


                     SIGNATURES                                    TITLE                    DATE
                     ----------                                    -----                    ----
/s/ KEITH LORIS                                        Chief Executive Officer,        April 14, 2000
-------------------------------------------            President and Director
Keith Loris

/s/ DOUGLAS R. JOHNSON                                 Executive Vice President and    April 14, 2000
-------------------------------------------            Chief Financial Officer
Douglas R. Johnson                                     (Principal Financial and
                                                       Accounting Officer)

/s/ JONATHAN SCHULL                                    Chief Technology Officer and    April 14, 2000
-------------------------------------------            Director
Jonathan Schull

/s/ FRANCIS J. KNOTT                                   Chairman of the Board and       April 14, 2000
-------------------------------------------            Director
Francis J. Knott

/s/ SCOTT GRIFFITH                                     Director                        April 14, 2000
-------------------------------------------
Scott Griffith

/s/ RICHARD N. GOLD                                    Director                        April 14, 2000
-------------------------------------------
Richard N. Gold

/s/ ADAM RIN                                           Director                        April 14, 2000
-------------------------------------------
Adam Rin

/s/ GEOFFREY DE LESSEPS                                Director                        April 14, 2000
-------------------------------------------
Geoffrey De Lesseps

/s/ LEIGH MICHL                                        Director                        April 14, 2000
-------------------------------------------
Leigh Michl

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



/s/ Deloitte & Touche LLP


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