Form 10QSB
period 2000-03-31
SOFTLOCK COM INC
filed 2000-05-15
CIK 870227

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2000

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

                               Yes -X-     No ---

As of April 30, 2000, 12,862,841 shares of common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes ---   No -X-

                                      INDEX


                                                                  Page
                                                                  Number

PART I.     FINANCIAL INFORMATION

      Item 1.  Consolidated Financial Statements

      Consolidated Balance Sheets as of March 31, 2000 (Unaudited)
      and December 31, 1999                                           2

      Consolidated Statements of Operations (Unaudited) for the
      three months ended March 31, 2000 and 1999                      3

      Consolidated Statements of Cash Flows (Unaudited) for the
      three months ended March 31, 2000 and 1999                      4-5

      Notes to consolidated financial statements                      6-7

      Item 2.      Management's Discussion and Analysis of
      Financial Position and Results of Operations                    7-10

      PART II.     OTHER INFORMATION

      Item 1.  Legal Proceedings                                      11

      Item 2.  Changes in Securities                                  12

      Item 6.  Exhibits and Reports on Form 8-K                       13

      Signatures                                                      14

                                SOFTLOCK.COM,INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

                                                                          March 31,     December 31,
                                                                            2000           1999
                                                                        -----------     ------------
                                                                        (unaudited)
ASSETS
CURRENT ASSETS:

  Cash                                                                  $ 10,344,464    $ 3,695,409
  Accounts receivable                                                         54,145          5,979
  Prepaid expenses and other current assets                                  397,329        274,831
                                                                        ------------    -----------
    Total current assets                                                  10,795,938      3,976,219

PROPERTY AND EQUIPMENT - Net                                                 969,136        620,769

WEBSITE AND PRODUCT DEVELOPMENT COSTS, net                                 1,596,782      1,444,360

SECURITY DEPOSITS                                                             41,212         31,888

PREPAID ROYALTIES                                                             65,579         65,579
                                                                        ------------    -----------

TOTAL ASSETS                                                            $ 13,468,737    $ 6,138,815
                                                                        ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                      $    646,093    $   603,053
  Accrued expenses                                                         1,145,993        963,744
  Current portion of obligations under capital leases                        178,812        112,990
                                                                        ------------    -----------
      Total current liabilities                                            1,970,898      1,679,786

OBLIGATIONS UNDER CAPITAL LEASES, Less current portion                       417,236        227,981

OTHER LONG-TERM LIABILITIES                                                   87,588         56,294

COMMITMENTS AND CONTINGENCIES (Note 1)                                             -              -

REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK                           12,535,545      3,210,604
(Aggregate liquidation preference of $13,068,957 at March 31, 2000)

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, $0.01 par value; 50,000,000 shares authorized;
  12,862,841 and 12,819,582 shares issued and outstanding at
  March 31, 2000 and December 31, 1999, respectively                         128,628        128,195
  Deferred compensation                                                   (2,642,767)    (2,834,952)
  Deferred royalties                                                      (2,515,035)      (639,866)
  Additional paid-in capital                                              15,569,311     13,301,296
  Accumulated deficit                                                    (11,813,787)    (8,721,644)
  Notes receivable from officer and directors                               (268,880)      (268,880)
                                                                        ------------    -----------

    Total stockholders' equity (deficiency)                               (1,542,530)       964,149
                                                                        ------------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 13,468,737    $ 6,138,816
                                                                        ============    ===========

See Notes to consolidated financial statements

                                 SOFTLOCK.COM, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                    (unaudited)

                                                                 2000             1999
                                                             -----------      -----------
Net Revenues                                               $     12,734     $     48,097

Cost of Revenues                                                  4,832            6,537
                                                           ------------     ------------

Gross Profit                                                      7,902           41,560

Research and Development Expense(1)                           1,008,487          121,671
Selling and Marketing Expense(2)                              1,146,147           54,340
General and Administrative Expense(3)                         1,044,200          456,629
                                                           ------------     ------------

Total Operating expenses                                      3,198,834          632,640
                                                           ------------     ------------

Operating loss                                               (3,190,932)        (591,080)

Other income
  Interest expense                                              (12,856)             (92)
  Interest income                                               111,644           13,567
  Other income                                                       --               60
                                                           ------------     ------------

Loss before income tax (benefit)                             (3,092,144)        (577,545)

Income tax expense (benefit)                                         --               --
                                                           ------------     ------------

Net loss                                                     (3,092,144)        (577,545)

Beneficial conversion feature on convertible preferred
  stock, including accretion of dividends on Series A
  and B Preferred Stock of $318,755 at March 31, 2000        (9,643,696)              --
                                                           ------------     ------------

Net loss attributable to common stockholders               $(12,735,840)    $   (577,545)
                                                           ============     ============

Basic and diluted net loss per common share                $      (0.99)    $      (0.06)
                                                           ============     ============

Basic and diluted weighted average shares outstanding        12,848,104        9,004,760
                                                           ============     ============

-----------------

(1) including noncash compensation and consulting expense of $4,212 and $4,212, respectively.
(2) including noncash compensation and consulting expense of $60,694 and $2,212, respectively.
(3) including noncash compensation and consulting expense of $127,280 and $235,610, respectively.

                               SOFTLOCK.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (unaudited)

                                                                             2000              1999
                                                                          ----------       -----------
CASH FLOWS FROM OPERATION ACTIVITIES:

  Net loss                                                               $ (3,092,144)      $ (577,545)
  Adjustments to reconcile net loss to net cash used for
   operating activities:
    Depreciation and amortization                                             175,221            3,016
    Noncash compensation and consulting expense                               192,186          242,034
    Deferred rent expense                                                      31,294                -
    Increase (decrease) in cash from:
      Accounts receivable                                                     (48,166)          (3,131)
      Prepaid expenses and other current assets                              (122,498)          (4,732)
      Accounts payable                                                         43,040          (10,421)
      Accrued compensation and benefits                                       (22,569)          (5,502)
      Other accrued expenses                                                  321,243             (781)
                                                                         ------------      -----------

      Net cash used for operating activities                               (2,522,393)        (357,061)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment of security deposits                                                 (9,929)               -
  Purchases of property and equipment                                        (117,438)          (7,294)
                                                                         ------------      -----------

      Net cash used for investing activities                                 (127,367)          (7,294)

CASH FLOW FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                        (30,102)          (1,069)
  Proceeds from issuance of Series A preferred, net of
   issuance costs                                                           1,969,781                -
  Proceeds from issuance of Series B preferred, net of
   issuance costs                                                           7,355,160                -
  Proceeds from issuance of common stock, net of issuance
   costs                                                                            -        1,882,210
  Proceeds from exercise of stock options                                       3,976                -
                                                                         ------------      -----------
    Net cash provided by financing activities                               9,298,815        1,881,141

NET INCREASE IN CASH                                                        6,649,055        1,516,786

CASH, BEGINNING OF PERIOD                                                   3,695,409          160,841
                                                                         ------------      -----------
CASH, END OF PERIOD                                                      $ 10,344,464      $ 1,677,627
                                                                         ============      ===========


                                SOFTLOCK.COM, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                    (unaudited)

                                                                 2000             1999
                                                             -----------      -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest                      $  12,856        $      92
                                                              =========        =========

Cash paid during the period for taxes                         $  10,254        $       --
                                                              =========        ==========

SUMMARY OF NONCASH FINANCING AND INVESTING ACTIVITIES

Payable and accrued website development costs                 $ 116,426        $       --
                                                              =========        ==========

Issuance of common stock for web development costs            $ 272,876        $       --
                                                              =========        ==========

Capital lease obligation - property and equipment             $ 285,785        $       --
                                                              =========        ==========


                             SOFTlOCK.COM, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 2000
                                (Unaudited)

1. Management's Representation of Interim Financial Information

The accompanying consolidated financial statements have been prepared by SoftLock.com, Inc. (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.

The accompanying consolidated financial statements as of March 31, 2000 and December 31, 1999 reflect the financial condition of the Company and its wholly owned operating subsidiary, SoftLock Services, Inc.

These consolidated financial statements include all adjustments, which in the opinion of management, are necessary to reflect a fair presentation of the Company's financial position and results of operations. All such adjustments are of a normal and recurring nature.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 filed as part of the Company's Annual Report on Form 10-KSB/A.

The Company has reviewed the status of its legal contingencies and believes that there are no material changes from that disclosed in Form 10-KSB/A for the year ended December 31, 1999. The results for the three month period ended March 31, 2000 are not necessarily indicative of the results for the entire year 2000.

2. Private Placement of Equity Securities

On January 7, 2000, the Company received $500,004 in exchange for 4,902 shares of the Company's Series A Preferred Stock (the "Series A Preferred").

In connection with the Series A Preferred transaction, the Company entered into a Series A Preferred Stock Purchase Agreement dated as of December 30, 1999 as supplemented on January 7, 2000 (the "Purchase Agreement") with SI Venture Fund II, L.P. ("SI"), Apex Investment Fund IV, L.P., Apex Strategic Partners IV, LLC, (collectively, "Apex") and RSA Security Inc. ("RSA") (collectively, the "Purchasers") and a Shareholders and Rights Agreement (the "Shareholders Agreement") with the Purchasers and the President and Chief Executive Officer and the Chief Technology Officer of the Company. The Company also filed a Certificate of Designation with the Delaware Secretary of State that states the powers, preferences and rights of the Series A Preferred.

On February 10, 2000, the Company issued 46,876 shares of Series B Preferred Stock (the "Series B Preferred") to a group of investors, including affiliates of Tudor Investment Corp. and Ritchie Capital, as well as investors in an earlier round of financing, SI and Apex (collectively, the "Investors") for a purchase price of $160 per share for an aggregate purchase price of $7,500,160. Investors were also issued two warrants, one of which becomes exercisable for an aggregate of 312,500 shares of common stock if, as of August 15, 2000, the Company's registration statement for the shares of common stock issuable upon conversion of the Series B Preferred is not declared effective and the NASDAQ listing application for the common stock is not accepted, and the second of which becomes exercisable for an aggregate of an additional 312,500 shares of common stock if, as of November 15, 2000, these two conditions are not met.

Ascent Venture Partners III, L.P. ("Ascent") also purchased 14,706 shares of the Company's Series A Preferred for $102 per share for an aggregate purchase price of $1,500,012 in February 2000. In connection with the investment by Ascent, the Company agreed to appoint an Ascent representative to its Board of Directors.

In connection with the Series B Preferred transaction, the Company entered into a Series B Preferred Stock and Warrant Purchase Agreement dated as of February 10, 2000 (the "Purchase Agreement") with the investors and an Amended and Restated Shareholders and Rights Agreement (the "Amended Shareholders Agreement") with the investors, the holders of the Series A Preferred and the Company's President and Chief Executive Officer and its Chief Technology Officer. The rights and preferences of the Series B Preferred are similar to those of the Series A Preferred.

The Company recorded, immediately upon issuance, a preferred stock dividend representing the value of the beneficial conversion feature on the issuance of Series A and B preferred stocks. Such amount was limited to the proceeds received from issuing the beneficial conversion securities or approximately $9,324,941.

3. Prepaid Royalties

In December 1999, the Company entered into an agreement with Intel for the use of certain of Intel's technology. In connection with such agreement, the Company paid $75,000 and issued 224,514 shares of its common stock to Intel. Under the agreement, the Company has the right to recoup a portion of the shares issued if Intel fails to meet its performance obligations. The fair value of the forfeitable shares has been recorded as a reduction of stockholders' equity. The value of such forfeitable shares is remeasured at each reporting period until such shares become nonforfeitable. The change in the fair market value of the forfeitable shares at March 31, 2000 was $1,875,170.

4. Subsequent Event

On May 12, 2000, the Company completed its acquisition of certain assets of Chili Pepper, Inc. ("Chili Pepper"), a Boston-based strategic marketing consulting firm. Under the terms of the agreement, the Company issued 193,289 shares of the Company's common stock, $.01 par value, with an aggregate value of $1,404,365 and paid $351,090 in cash (collectively, the "Purchase Price"). The acquisition will be accounted for as a purchase, and accordingly, the results of operations of Chili Pepper will be included in the Company's consolidated financial statements from the date of acquisition. The Purchase Price will be allocated to the assets acquired based upon their fair values.

Under the terms of the agreement, 30% of the shares issued shall be entitled to non-priority piggy-back registration rights, under certain restrictions. Such rights are subordinated to the registration rights of the holders of Series A Preferred Stock and Series B Preferred Stock and to the registration rights of Intel Corporation. In addition, the Company entered into an employment with one of the shareholders of Chili Pepper.

Effective April 17, 2000, Scott W. Griffith was appointed as Chief Executive Officer of the Company. In connection with that appointment, Mr. Griffith entered into an employment agreement with the Company, as part of which, he was granted a stock option to purchase 1,168,670 shares of common stock at an exercise price of $8.50 per share, the fair market value of the Company's common stock on the dated of the grant.

On May 5, 2000, the Company and Keith Loris, the former Chief Executive Officer and President entered into a Separation Agreement setting forth their agreement whereby Keith Loris would no longer serve as Chief Executive Officer as of April 17, 2000 and would no longer serve as President as of May 5, 2000. Pursuant to that agreement, Keith Loris shall engage in Transition Period Employment with the Company until November 6, 2000. In connection with the Separation Agreement, approximately 670,800 options to purchase shares of the Company's stock were cancelled.

Item 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF
                                   OPERATIONS

Certain statements contained in this report, including statements concerning the Company's future cash and financing requirements, and other statements contained herein regarding matters that are not historical facts, are forward looking statements. Forward looking statements involve known and unknown risks and uncertainties which may cause the actual results in future periods to differ materially from what is anticipated. You should read the following discussion and analysis together with our consolidated financial statements for the periods specified and notes included herein. Further reference should be made to our annual report on Form 10-KSB/A for the year ended December 31, 1999.

Background

The Company provides a system that combines content management and context marketing to allow commercial web sites to securely market and sell digital content. Publishers of digital content, including research reports, newsletters and electronic books, use the Company's system to package and securely distribute their products while protecting their intellectual property. The Company markets digital content through strategic relationships with many affiliates who offer the digital content on their web sites. When a prospective consumer accesses the content, the consumer can preview selected portions of the final product. The consumer can then instantly purchase access to the complete product twenty-four (24) hours a day, seven (7) days a week via the World Wide Web. The consumer then has permanent access to the product for the consumer's own use. Consumers are encouraged to pass along the digital content they have purchased, but recipients can only preview the selected portions of the final product chosen by the content provider until they complete the purchase process themselves.

    The Company's patented persistent security technology (US #5,509,070) for information commerce prevents electronic shoplifting (piracy) not just during the initial download, but also when the digital content is passed from one consumer to another, thus allowing commercial web sites to sell their electronic information simply and securely. Because content offered by the Company can be instantly purchased and re-distributed, but not pirated, the technology is useful in many markets, especially information "publishing" web sites (news, media, finance, research, etc.).

Corporate Structure

Prior to July 1998, the Company was a public shell company organized to locate and acquire an operating company. In July 1998, pursuant to a Plan and Agreement of Reorganization, the Company exchanged 7,097,266 shares of its restricted common stock for all of the issued and outstanding shares of SoftLock Services, Inc. ("SSI"), and the owners of SSI became the majority owners of the Company. The Company's only asset consists of shares of capital stock of SSI, its wholly owned, operating subsidiary.

Chili Pepper Asset Acquisition

On May 12, 2000, the Company completed its acquisition of certain assets of Chili Pepper, Inc. ("Chili Pepper"), a Boston-based strategic marketing consulting firm. Under the terms of the agreement, the Company issued 193,289 shares of the Company's common stock, $.01 par value, with an aggregate value of $1,404,365 and paid $351,090 in cash (collectively, the "Purchase Price"). The acquisition will be accounted for as a purchase, and accordingly, the results of operations of Chili Pepper will be included in the Company's consolidated financial statements from the date of acquisition. The Purchase Price will be allocated to the assets acquired based upon their fair values.

Under the terms of the agreement, 30% of the shares issued shall be entitled to non-priority piggy-back registration rights, under certain restrictions. Such rights are subordinated to the registration rights of the holders of Series A Preferred Stock and Series B Preferred Stock and to the registration rights of Intel Corporation. In addition, the Company entered into an employment with one of the shareholders of Chili Pepper.

Results of Operations

MARCH 31, 2000 AS COMPARED TO MARCH 31, 1999

    Total revenues for the three months ended March 31, 2000 were $12,734, a 73.5% decrease as compared to $48,097 earned during the three months ended March 31, 1999. In 2000, revenue from password vending (the process by which documents are "unlocked" in the Company's system) decreased to $12,734 from $18,597 in 1999, a 32% decrease. This decrease reflects the lower average commissions per unit received by the Company during their participation in the Stephen King ebook launch. The Stephen King ebook provided the Company a unique opportunity to participate in an event in the ebook merchandising space. However, due to unexpected volumes, particularly on the first day of its introduction when the book was given away for free by certain affiliates, the Company was not able to fulfill all requested orders, thereby not realizing its full profitability on each unit. While sales continue for the book in subsequent months, albeit on a significantly lower volume, the Company is still generating revenue from its release. In addition, for the three months ended March 31, 2000, the Company did not receive any revenues from licensing, custom tools and programming, and consulting and speaking fees. Revenues from such services for the three months ended March 31, 1999 were $29,500. These decreases are consistent with the Company's strategy to derive future revenues primarily from commissions from the SoftLock eMerchandising system.

    Cost of sales decreased to $4,832 for the three months ended March 31, 2000 as compared to $6,537 for the three months ended March 31, 1999. Cost of sales are primarily related to credit card transaction fees.

    Gross profit was $7,902, or 62.1% of revenue for the three months ended March 31, 2000, as compared with $41,560, or 86.4% of revenue for the three months ended March 31, 1999. The decrease in gross margin in the first quarter of 2000 is attributable to an increase in both the fixed and variable transaction costs associated with a higher number of transactions, a majority of which had a lower average commission per unit. In addition, in the first quarter of 1999, there were inconsequential costs associated with the licensing, custom tools and programming, and consulting and speaking revenues.

    Operating expenses totaled $3,198,834 for the three months ended March 31, 2000 as compared with $632,640 for the same period in 1999, an increase of $2,566,194. The increase is primarily due to costs associated with significant staffing increases (from 11 employees at March 31, 1999 to 45 employees as of March 31, 2000) to support the SoftLock eMerchandising system, related operating and consulting costs, research and development costs, and other miscellaneous administrative costs. Included in operating expenses are costs related to noncash compensation and consulting transactions in the amounts of $192,186 and $242,034 for the three months ended March 31, 2000 and 1999, respectively.

    Research and development costs increased to $1,008,487 for the three months ended March 31, 2000 versus $121,671 for the same period in 1999, an increase of $886,816. This increase is related to the additional staffing, as well as outside consulting, in connection with the research and development of the eMerchandising system and related proprietary software. Included in research and development expenses are costs related to noncash compensation and consulting in the amount of $4,212 for both the three months ended March 31, 2000 and 1999.

    Selling and marketing costs increased to $1,146,147 in the first quarter of 2000 as compared to $54,340 in the first quarter of 1999, an increase of $1,091,807. This increase is primarily attributable to additional staffing and outside consulting costs associated with the enrollment of content providers and affiliates for the SoftLock Affiliate Network. Included in selling and marketing expenses are costs related to noncash compensation and consulting in the amount of $60,694 and $2,212 for the three months ended March 31, 2000 and 1999, respectively.

    General and administrative costs for the three months ended March 31, 2000 were $1,044,200 as compared to $456,629 for the same period in 1999, an increase of $587,571. This increase relates primarily to additional staffing and outside consulting costs incurred in the building of the management infrastructure and support team for the eMerchandising system. Included in the above costs are salaries and wages, consulting, and all other related operating expenses. Also included in general and administrative expenses are costs related to noncash compensation and consulting in the amount of $127,280 and $235,610 for the three months ended March 31, 2000 and 1999, respectively.

    Other income, net increased to $98,788 for the three months ended March 31, 2000 from $13,535 for the same period in 1999. This change relates primarily to investment earnings on the Company's cash reserves which increased as a result of the Company's private placement offerings of preferred stock.

    Net loss increased to $3,092,144 for the three months ended March 31, 2000 from $577,545 for the same period in 1999. The increase resulted primarily from the increase in operating expenses. The Company's business plan calls for higher losses in 2000 as the Company continues to develop products, hire the personnel necessary to grow the business and expand its marketing strategy. The company anticipates that it will incur significant operating losses for the remainder of 2000 and into 2001.

    Management anticipates that the trend toward increased quarterly operating expenses will continue in order to support increased marketing and promotional efforts, to develop and release new products, to continue to build a strong management team, to raise necessary capital, and to otherwise create the infrastructure that the Company will need to provide its services in the future.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operations totaled $2,522,393 for the three months ended March 31, 2000 as compared with $357,061 for the same period in 1999. The increase in cash used related primarily to the net loss sustained during the period, plus a decrease in accounts receivable and prepaid expenses of $48,166 and $122,498, respectively, offset by an increase in accounts payable and accrued expenses of $43,040 and $321,243, respectively. At March 31, 2000, working capital (current assets less current liabilities) totaled $8,825,040.

     Investing activities for the three months ended March 31, 2000 included, among other things, $102,005 of computer and software purchases and $10,866 of leasehold improvements related to the building-out of the new main office.

    The Company's primary source of liquidity continues to be proceeds from the sale of securities in private placements. A total of $9,324,941 was raised in the first quarter of 2000, $1,969,781, net of commission and expenses, through the issuance of 19,608 of Series A Preferred Stock and $7,355,160 net of commissions and expenses, in the first quarter of 2000 through the issuance of 46,876 shares of Series B Preferred Stock. These funds will be used to finance continued operations, product development and marketing. Net proceeds from the issuance of common stock in the first quarter of 1999, net of issuance costs, was $1,882,210.

    During the three months ended March 31, 2000, the Company financed the purchase of certain computer hardware and office furniture totaling $285,785 through capital leases.

    The Company, based upon its current operating plan, anticipates that its currently available funds will be sufficient to satisfy its anticipated needs for working capital, capital expenditures and business expansion through the rest of this fiscal year. The Company's cash requirements depend upon many factors, including, but not limited to, the Company's net cash flows from operations, the length of time it may take for the Company to develop a market for its products or services, the market acceptance of these products or services and the response of competitors who may develop competing products or services at lower costs. The Company may require additional financing over the next twelve months. To the extent that the Company is unable to raise additional financing, the Company may be required to eliminate current and planned software development programs and other operating expenses. There can be no assurance that the Company would be able to secure additional financing sources, or that financing would be made available on terms favorable to the Company. The failure to acquire additional financing when required could have a material adverse effect on the Company.

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

On March 12, 1999 judgment was entered in the Company's favor and the patent owner's claims were dismissed on the merits. The patent owner filed a Notice of Appeal to the Court of Appeals for the Federal Circuit, arguing error by the District Court. The appeal (number 99-1324) stands fully briefed and oral argument took place on February 7, 2000.

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

Item 2.    Changes in Securities.

Beginning in December 1999, the Company commenced a private placement offering of 36,765 shares of the Series A Preferred at an offering price of $102 per share, pursuant to Section 4(2) of the Securities Act of 1933 (the "Act") and Regulation D promulgated under the Act. The Company sold the Series A Preferred to a group of investors: SI, Apex and RSA resulting in net proceeds of approximately $3,210,604 from the closing on December 30, 2000 and approximately $1,969,781 from the closing on January 7, 2000. The Company offered the shares on a "best efforts" basis through officers and directors of the Company. The Series A Preferred were offered for sale to accredited investors only, pursuant to the exemptions from registration contained in
Section 4(2) of the Act and Regulation D promulgated under the Act. Each share of the Series A Preferred is convertible into 100 shares of the Company's common stock, subject to certain anti-dilution adjustments, at any time at the holder's option at a conversion price of $1.02 per share of common stock. The holders of the Series A Preferred are entitled to receive a quarterly dividend of $10.20 per share, prior to any distribution to common shareholders, unless the Company offers the holders of Series A Preferred the opportunity to register their underlying common stock in connection with a qualifying public offering. The Series A Preferred also have a liquidation preference over the common stock, and the holders of the Series A Preferred are entitled to vote with the common shareholders as a single class. Each share of Series A Preferred is entitled to the number of votes into which that share is convertible into common stock. In connection with the placement of the Series A Preferred, we issued 1,964 warrants convertible into the Series A Preferred Stock. In February 2000, SI exercised all of those warrants.

In connection with the Series A Preferred transaction, the Company entered into a Shareholders' and Rights Agreement with the purchasers and the former President and Chief Executive Officer and the Chief Technology Officer of the Company and into a Registration Rights Agreement requiring registration of the underlying common stock upon the occurrence of certain events. The Company also filed a Certificate of Designation with the Delaware Secretary of State that states the powers, preferences and rights of the Series A Preferred.

In February, 2000, Ascent purchased 14,706 shares of the Company's Series A Preferred Stock for $102 per share for an aggregate purchase price of $1,500,000. In connection with the investment by Ascent, the Company agreed to appoint an Ascent representative to its Board of Directors.

Beginning in February, 2000, the Company commenced a private placement offering of 46,875 shares of the Series B Preferred at an offering price of $160 per share, pursuant to Section 4(2) of the Act and Regulation D promulgated under the Act. The Company sold the Series B Preferred to a group of investors, including affiliates of Tudor Investment Corp. and Ritchie Capital as well as to SI and Apex, purchasers of the Series A Preferred, resulting in net proceeds of approximately $7,355,160. The Company offered the shares on a "best efforts" basis through officers and directors of the Company. The Series B Preferred were offered for sale to accredited investors only, pursuant to the exemptions from registration contained in Section 4(2) of the Act and Regulation D promulgated under the Act. Each share of the Series B Preferred is convertible into 100 shares of the Company's common stock, subject to certain anti-dilution adjustments, at any time at the holder's option. The Series B Preferred will automatically convert into the underlying common stock upon a qualifying public offering of the Company's common stock or upon the election of two-thirds of the outstanding Series B Preferred. The Series B Preferred also have a liquidation preference over the common stock, and the holders of the Series B Preferred are entitled to vote with the common shareholders as a single class. Each share of Series B Preferred is entitled to the number of votes into which that share is convertible into common stock.

Pursuant to a Registration Rights Agreement between the Company and the holders of the Series B Preferred, such holders were also issued two warrants, one of which becomes exercisable for an aggregate of 312,500 shares of common stock if as of August 15, 2000 the Company's registration statement for the shares of common stock issuable upon conversion of the Series B Preferred Stock is not declared effective and the Nasdaq listing application for the common stock is not accepted and the second of which becomes exercisable for an aggregate of an additional 312,500 shares of common stock if as of November 15, 2000 these two conditions were not met.

In connection with the Series B Preferred transaction, the Company entered into a Series B Preferred Stock and Warrant Purchase Agreement dated as of February 10, 2000 with the investors and an Amended and Restated Shareholders' and Rights Agreement with the investors, the holders of the Series A Preferred Stock and the Company's former President and Chief Executive Officer and its Chief Technology Officer. The Company also filed a Certificate of Designation with the Delaware Secretary of State that states the powers, preferences and rights of the Series B Preferred.

Item 5. Other Information

On May 5, 2000, the Company and Keith Loris, the former Chief Executive Officer and President entered into a Separation Agreement setting forth their agreement whereby Keith Loris would no longer serve as Chief Executive Officer as of April 17, 2000 and would no longer serve as President as of May 5, 2000. Pursuant to that agreement, Keith Loris shall engage in Transition Period Employment with the Company until November 6, 2000.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 10.1 Employment Agreement, dated April 17, 2000, between SoftLock.com, Inc. and Scott Griffith.

      Exhibit 27       Financial Data Schedule

(b)   Reports on Form 8-K

      Form 8-K filed on January 13, 2000
      The form reported a change in the Company's principal accountants from Comiskey & Company, P.C. to Deloitte & Touche LLP.

      Form 8-K filed on January 18, 2000
      The form reported that the Company had issued 36,765 shares of Series A Preferred Stock to a group of investors. The form also reported that, in a separate offering in late October 1999, the Company sold 1,600,000 shares of common stock through a private placement with certain of the Company's shareholders.

      Form 8-K filed on February 15, 2000
      The form reported that the Company issued 46,875 shares of Series B Preferred Stock and two warrants to a group of investors. The form also reported a sale of 14,706 shares of Series A Preferred Stock to another investor. In connection with the sale of Series A Preferred Stock, the Company agreed to appoint an investor representative to the Board of Directors.

      Form 8-K filed on March 9, 2000
      The form announced that the Company had entered into a letter of intent to acquire all of the outstanding stock of Chili Pepper in exchange for shares of the Company's common stock.

      Form 8-K filed on May 9, 2000
      The form announced that the letter of intent between Chili Pepper and the Company regarding acquisition of the outstanding stock of Chili Pepper was terminated and a letter of intent dated May 8, 2000 was entered into between Chili Pepper and the Company whereby the Company agreed to purchase certain assets of Chili Pepper.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 15, 2000                        SoftLock.com, Inc.

                                          BY: /s/ Michael J. Dziczkowski
                                              Michael J. Dziczkowski
                                              Corporate Controller
                                              (Principal Accounting Officer)