Form 10KSB/A
period 1999-12-31
SOFTLOCK COM INC
filed 2000-07-06
CIK 870227

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------


                                 FORM 10-KSB/A


                               (Amendment No. 2)



   /X/     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR
           ENDED: DECEMBER 31, 1999

   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE
           TRANSITION PERIOD FROM TO



                        COMMISSION FILE NUMBER: 1-13611


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

    Aggregate market value of voting stock held by non-affiliates as of March 14, 2000 was approximately: $216,000,000


    Shares of Common Stock, $0.01 par value, outstanding as of March 14, 2000:
12,862,841



    This report on Form 10-KSB/A (Amendment No.2) is being filed to include additional information on i) the recent sales of unregistered securities as required by Item 701 of Regulation S-B as referenced by Part II, Item 5, of Form 10-KSB and ii) directors and executive officers of the Company as required by Item 401 of Regulation S-B as referenced by Part III, Item 9, of Form 10-KSB



    This amendment to the Annual Report on Form 10-KSB, which includes additional information on i) the recent sale of unregistered securities and
ii) directors and executive officers of the Company, does not otherwise attempt to update or modify the information included in Item 5, Item 9 or in the Annual Report, beyond the original filing date of the report.


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

                                                             HIGH BID   LOW BID
                                                             --------   --------
1998
    First Quarter                                             $ 0.01     $0.01
    Second Quarter                                            $ 0.04     $0.01
    Third Quarter (1)                                         $ 2.00     $1.13
    Fourth Quarter                                            $ 5.63     $1.03
1999
    First Quarter                                             $ 7.94     $4.50
    Second Quarter                                            $12.63     $6.75
    Third Quarter                                             $ 7.44     $2.63
    Fourth Quarter                                            $ 5.25     $3.13
2000
    First Quarter (through February 29)                       $13.88     $3.63

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

RECENT SALES OF UNREGISTERED SECURITIES



    Beginning in November 1998, we commenced a private placement offering of up to 1,600,000 shares of our common stock at an offering price of $1.25 per share, in accordance with Section 4(2) of the Securities Act and Regulation D. From January 4, 1999 to February 22, 1999, we sold 1,540,000 shares of our common stock resulting in net proceeds of $1,882,210. We offered the shares on a "best efforts" basis through our officers and directors and through selected members of the National Association of Securities Dealers, Inc. A total of $40,520 in commissions was paid to National Association of Securities Dealers members in connection with the offering. The shares were offered for sale to accredited investors only, in accordance with the exemptions from registration contained in
Section 4(2) of the Securities Act and Rule 506 of Regulation D, promulgated under the Securities Act and all investors completed accredited investor questionnaires and provided the Company with representations and warranties that they were accredited investors. All of the certificates evidencing the shares of our common stock received as a result of the offering were impressed with a form of restrictive legend, and stop transfer instructions have been noted against the transfer of those certificates.



    Beginning in May 1999, we commenced a private placement offering of up to 1,200,000 shares of common stock at an offering price of $5 per share, in accordance with Section 4(2) of the Securities Act and Regulation D. From
May 1999 to June 1999, we sold 235,000 shares of common stock resulting in net proceeds of $1,155,136 to 13 investors. We offered the shares on a "best efforts" basis through our officers and directors and through selected members of the National Association of Securities Dealers, Inc. A total of $8,000 in commissions were paid to National Association of Securities Dealers members in connection with the offering. The shares were offered for sale to accredited investors only, in accordance with the exemptions from registration contained in
Section 4(2) of the Securities Act and Rule 506 of Regulation D, promulgated under the Securities Act and all investors completed accredited investor questionnaires and provided the Company with representations and warranties that they were accredited investors. All of the certificates evidencing the shares of our common stock received as a result of the offering were impressed with a form of restrictive legend, and stop transfer instructions have been noted against the transfer of those certificates.



    Beginning in October, 1999, we commenced a private placement offering of up to 1,200,000 shares of common stock at an offering price of $1.25 per share, in accordance with Section 4(2) of the Securities Act and Regulation D. On
November 15, 1999 the offering was increased to 1,600,000 shares. From
October 25, 1999 until November 29, 1999 we sold 1,600,000 shares of common stock resulting in net proceeds of $1,988,557 to 60 investors. We offered the shares on a "best efforts" basis through our officers and directors. The shares were offered for sale to accredited investors only, in accordance with the exemptions from registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D, promulgated under the Securities Act and all investors completed accredited investor questionnaires and provided the Company with representations and warranties that they were accredited investors. All of the certificates evidencing the shares of our common stock received as a result of the offering were impressed with a form of restrictive legend, and stop transfer instructions have been noted against the transfer of those certificates.



    On January 10, 2000, we announced that as a result of closings on December 30, 1999 and January 7, 2000, we issued 36,765 shares of Series A Preferred Stock to a group of four investors: SI Venture Fund II, L.P., Apex Investment Fund IV, L.P., Apex Strategic Partners IV, LLC and RSA
Security, Inc. for a purchase price of $102 per share for an aggregate purchase price of $3,750,030. The shares were offered for sale to accredited investors only, pursuant to the exemptions from registration contained in Section 4(2) of the Securities Act and the Company did not pay any commissions on the sale of the Series A Preferred Stock. All of the investors provided the Company with representations and warranties that they were accredited investors and information sufficient for the Company, upon reasonable investigation, to determine that the investors were accredited investors. All of the certificates evidencing the shares of our common stock received as a result of the offering were impressed with a form of restrictive legend, and stop transfer instructions have been noted against the transfer of those certificates. Each share of the Series A Preferred is convertible into 100 shares of our common stock. In connection with the placement of the Series A Preferred, we issued 1,964 warrants convertible into the Series A Preferred Stock. In February 2000, all of those warrants were exercised. In connection with the Series A Preferred transaction, we entered into a Shareholders' and Rights Agreement with the purchasers and our president and chief executive officer and our chief technology officer. We also filed a certificate of designation with the Delaware Secretary of State that states the powers, preferences and rights of the Series A Preferred Stock.



    On February 14, 2000, we announced that as a result of closings on February 10, 2000, we had issued 46,875 shares of Series B Preferred Stock to a group of 10 investors, including affiliates of Tudor Investment Corporation and Ritchie Capital Management, LLC as well as investors in an earlier round of financing, SI Venture Fund II, L.P. and Apex Investment Fund IV, L.P., for a purchase price of $160 per share for an aggregate purchase price of $7,500,000. The shares were offered for sale to accredited investors only, in accordance with the exemptions from registration contained in Section 4(2) of the Securities Act and the Company did not pay any commissions on the sale of the Series B Preferred Stock. All of the investors provided the Company with representations and warranties that they were accredited investors and information sufficient for the Company, after reasonable investigation, to determine that the investors were accredited investors. Each share of the Series B Preferred Stock is convertible into 100 shares of common stock. These investors were also issued two warrants, one of which becomes exercisable for an aggregate of 312,500 shares of common stock if as of August 15, 2000 our registration statement for the shares of common stock issuable upon conversion of the Series B Preferred Stock is not declared effective and the Company's Nasdaq listing application for the common stock, filed on April 6, 2000, is not accepted and the second of which would become exercisable for an aggregate of an additional 312,500 shares of common stock if as of November 15, 2000 these two conditions are not met. In connection with the Series B Preferred Stock transaction, we entered into an Amended and Restated Shareholders' and Rights Agreement with the investors, the holders of the Series A Preferred Stock and our president and chief executive officer and our chief technology officer. We also filed a certificate of designation with the Delaware Secretary of State that states the powers, preferences and rights of the Series B Preferred.



    We also announced on February 14, 2000 that Ascent Venture Partners III, L.P. had purchased 14,706 shares of our Series A Preferred Stock for $102 per share for an aggregate purchase price of $1,500,000. The shares were offered for sale to accredited investors only, in accordance with the exemptions from registration contained in Section 4(2) of the Securities Act and the Company did not pay any commissions on the sale of the Series A Preferred Stock. Ascent Venture Partners III, L.P. provided the Company with representations and warranties that it was an accredited investor and sufficient information to, upon reasonable investigation, determine that it was an accredited investor. Each share of the Series A Preferred Stock issued to Ascent Venture Partners III, L.P. is convertible into 100 shares of our common stock. In connection with the investment by Ascent, we agreed to appoint an Ascent representative to our board of directors.

                                    PART III


    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.



DIRECTORS OF THE COMPANY



    The following table sets forth the directors' name, age, term of office as director and present positions of directors with the Company.



                                                DIRECTOR     TERM
DIRECTORS                              AGE       SINCE     EXPIRES    POSITION
---------                            --------   --------   --------   --------
Keith Loris........................     41        1998       *        *
Francis J. Knott...................     53        1998       2002     Director, Chairman of the Board
Geoffrey de Lesseps................     36        1999       2001     Director
Jonathan Schull....................     47        1998       2001     Director
Leigh E. Michl.....................     38        2000       2001     Director
N. Adam Rin........................     50        1999       2002     Director
Scott W. Griffith..................     41        1999       2000     Director, Chief Executive Officer
                                                                      and President
Richard N. Gold....................     55        1999       2000     Director
Ronald Dunn........................     54        2000       2002     Director



*   Resigned as a director of the Company effective June 16, 2000.



BIOGRAPHICAL INFORMATION



EXECUTIVE OFFICERS



    Following are the persons who are the executive officers of Company, their age, their current title and their positions held during the last five
(5) years:



    SCOTT W. GRIFFITH, 41, has been Chairman of the Board since June 16, 2000, the President of the Company since May 5, 2000, the Chief Executive Officer of the Company since April 17, 2000 and a director of the Company since
December 1999. Previous to his employment with the Company, Mr. Griffith was the President and CEO of Information America from June 1998 to September 1999, a leading provider of on-line information. Under his leadership, the company experienced a dramatic turnaround of its core online public records business and launched the leading Internet directory KnowX.com. From January 1996 to June 1998, Mr. Griffith was a founding partner at Treacy & Company, a boutique business strategy and investment firm. Previously, from February 1992 to December 1995, he was also a Principal at The Parthenon Group where he was actively involved in principal investing and senior advisory services to Fortune 1000 companies and institutional investors. Mr. Griffith has held operating positions at The Boeing Company and Hughes Electronics.



    FRANCIS J. KNOTT, 53, has been a Director of the Company since July, 1998. He served as Chairman of the Board from July 1998 to September 1998 and from July 19, 1999 to June 16, 2000. Previously, Mr. Knott was a director of SoftLock Services, Inc. from November 1996 to July 1998 and served as Chairman of the Board from October 1997 to July 1998. In 1992, he founded and has since served as president of ViTAL Resources, Inc., an information age strategy advisor to multimedia communication firms, regulatory bodies, and municipal, state, provincial, and national governments in the United States and Canada. Mr. Knott was the founding CEO of VSI Enterprises, Inc. (NASDAQ), a developer and marketer of videoconferencing systems. He was a founding trustee and Board Member for fourteen (14) years of the Manufacturers Series Fund, Inc. Mr. Knott served from 1993-96 as the first Chairman of the Information Technology Board for the State of Maryland.

    KEITH LORIS, 40, was a director of the Company from September 1998 through June 16, 2000, serving as chairman of the board from September 1998 through July 1999, and served as Chief Executive Officer until April 17, 2000 and President from July 1999 until May 5, 2000. From 1995 until he joined the Company, Mr. Loris was vice president of marketing and new business development at ServiceSoft Corporation of Boston, Massachusetts. Previously, Mr. Loris was vice president of technology for the Desktop Document Systems Division of Xerox Corporation from 1991 to 1995, and vice president of technology for NYNEX Image Recognition Systems, Corp. from 1986 to 1991.



    JONATHAN SCHULL, PH.D., 46, founded SoftLock Services in 1992, and has served as its president from July 1998 to July 1999 and as a director.
Dr. Schull has been a director of the Company since July 1998. Prior to founding SoftLock Services, Dr. Schull was a tenured professor of Biological Psychology at Haverford College in Haverford, Pennsylvania.



    DOUGLAS R. JOHNSON, 46, the Executive Vice President, Chief Financial Officer, Secretary and Treasurer, has been with the Company since May 1999. From March 1998 to April 1999, he was the Executive Vice President and Chief Financial Officer of Aztec Technology Partners, Inc., a publicly traded information technology service provider. During 1997, Mr. Johnson held the position of Vice President and Chief Financial Officer of Clam Associates Incorporated, an information technology service provider. Mr. Johnson was Executive Vice President and Chief Financial Officer of Discreet Logic Incorporated, a computer software development and marketing company in the interactive media area from 1995 to 1996. He also held the position of Vice President of Finance and Administration and Chief Financial Officer of Fusion Systems Corporation, a semiconductor equipment manufacturing company, from 1993 to 1995.



    JOHN F. MACHONIS, 38, the Vice President of Sales, has been with the Company since May 1999. From November 1996 to March 1999, he was with UNIFI Communications, Inc., most recently as Vice President of Sales. Previously, Mr. Machonis was Director of National Account Sales at Standard Microsystems Corporation from 1991 to 1996, and Director of LAN Sales at Western Digital Corporation from 1987 to 1991.



OTHER DIRECTORS



    RICHARD N. GOLD, has been a director of the Company since September 1999. From 1981 to the present, Mr. Gold has served as President of R.N. Gold & Company, Inc., a strategic planning and marketing management consulting firm. From 1977 to 1981, Mr. Gold held the position of Executive Vice President and Director of Glendinning Associates, also a management consulting firm. Mr. Gold worked for Procter and Gamble, Inc. as a Brand Manager from 1971 to 1976, and previously was employed as a teacher with the New York City Public Schools from 1968 to 1971.



    LEIGH MICHL, 38, is a Managing Director of Ascent Venture Partners, a Boston-based venture capital firm. Ascent manages over $250 million in committed capital and specializes in early stage information technology investments. Prior to co-founding Ascent, Leigh spent eleven (11) years with Pioneer Capital Corporation, where he was a Vice President and General Partner. Prior to joining Pioneer Capital, Mr. Michl held business analysis and audit positions in the Corporate Finance department of The Pioneer Group, Inc. Previously, he held a variety of positions in finance, auditing, and accounting at the General Electric Company, where he also completed that firm's Financial Management Program. Mr. Michl holds a BA in Economics from Bates College and an MS in Finance from Boston College. He currently also serves as a director of ClinCare, Synchronicity, and Visualization Technology. Prior Directorships include Catamount Manufacturing, Nabnasset Corporation, Network Engines, Pharmco Products, and SDC Software Partners Corporation, and VST Technologies.



    GEOFFREY A. DE LESSEPS, 36, has been a director of the company since March of 1999. From 1994 to the present Mr. De Lesseps has been a management consultant with Computer Sciences Corporation (CSC). He is a Partner at CSC and currently runs the Financial Services management consulting practice for the Consulting Group, focused on eBusiness strategy. Prior to joining CSC's Index Group, Mr. de Lesseps was a tunaround management consultant specializing advising distressed companies on reorganization and recapitalization issues, and held the title of Director of Finance and Acquisitions for Kaiser Ventures from 1991 to 1993.



    N. ADAM RIN, 50, has been a director of the Company in December 1999. Dr. N. Adam Rin is currently Managing Director, SI Ventures, a venture capital spin-off of GartnerGroup, focusing on investments in early- to mid-stage companies in B2B eCommerce or enabling technologies for eBusiness. Prior to SI Ventures, he was an executive vice president of GartnerGroup, Inc. where he served for over a decade, the last five years of which he directed the Gartner Research organization which encompassed the worldwide analysts for its Research and Advisory Services (RAS), Datapro, and Dataquest services.



    RONALD DUNN, 54, has been a director of the Company since June 2000. In July 1998, Mr. Dunn became the Chief Executive Officer, Academic & International Group of Thomson Learning (formerly International Thomson Publishing). Previously, Mr. Dunn was President of the Information Industry Association (IIA) from June 1995 - June 1998. IIA is widely recognized as a leader in addressing public policy, business and technology issues that shape the information marketplace. Prior to IIA, Mr. Dunn was a business development consultant for McGraw-Hill's Educational and Professional Publishing Group and President of the McGraw-Hill College Division.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Date: July 6, 2000                             SOFTLOCK.COM, INC.

                                               By:  /s/ DOUGLAS R. JOHNSON
                                               --------------------------------------------
                                               Douglas R. Johnson,
                                               EXECUTIVE VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER