Form 10QSB
period 2000-06-30
SOFTLOCK COM INC
filed 2000-08-14
CIK 870227

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000
                        Commission file number: 1-13611

                               SOFTLOCK.COM, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      84-1130229
       (State or other jurisdiction of               (IRS Employer Identification No.)
       Incorporation or organization)

               5 CLOCK TOWER PLACE, SUITE 440, MAYNARD, MA 01754
                    (Address of principal executive offices)

                                 (978) 461-5940
                          (Issuer's telephone number)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of June 30, 2000, 13,071,736 shares of common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                   PAGE
                                                                                                  NUMBER
                                                                                                 --------
PART I.                 FINANCIAL INFORMATION

                        Item 1.    Consolidated Financial Statements

                                   Consolidated Balance Sheet, (Unaudited) June 30, 2000.......       2

                                   Consolidated Statements of Operations (Unaudited) for the
                                     three months and six months ended June 30, 2000 and
                                     1999......................................................       3

                                   Consolidated Statements of Cash Flows (Unaudited) for the
                                     Six months ended June 30, 2000 and 1999...................       4

                                   Notes to Consolidated financial statements..................     5-8

                        Item 2.    Management's Discussion and Analysis of Financial Position
                                     and Results of Operations.................................    9-13

PART II.                OTHER INFORMATION

                        Item 1.    Legal Proceedings...........................................      13

                        Item 2.    Changes in Securities.......................................      14

                        Item 4.    Submissions of Matters to a Vote of Security Holders........      15

                        Item 5.    Other Information...........................................      15

                        Item 6.    Exhibits and Reports on Form 8-K............................      16

                                   Signatures..................................................      17

                               SOFTLOCK.COM, INC.

                           CONSOLIDATED BALANCE SHEET

                           JUNE 30, 2000 (UNAUDITED)

                                                              JUNE 30, 2000
                                                              -------------
                                                               (UNAUDITED)
                                  ASSETS
CURRENT ASSETS:

Cash........................................................   $ 6,724,353
Accounts receivable.........................................       135,534
Prepaid expenses and other current assets...................       397,781
                                                               -----------
  Total current assets......................................     7,257,668

PROPERTY AND EQUIPMENT--net.................................     1,296,767

WEBSITE AND PRODUCT DEVELOPMENT COSTS--net..................     1,431,030

SECURITY DEPOSITS...........................................        54,381

PREPAID ROYALTIES...........................................        65,579

GOODWILL--Net...............................................     1,771,279
                                                               -----------
TOTAL ASSETS................................................   $11,876,704
                                                               ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

Accounts payable............................................   $   384,007
Accrued expenses............................................     1,285,220
Current portion of obligations under capital leases.........       269,831
                                                               -----------
Total current liabilities...................................     1,939,058

OBLIGATIONS UNDER CAPITAL LEASES, less current portion......       661,273

OTHER LONG-TERM LIABILITIES.................................       119,105

COMMITMENTS AND CONTINGENCIES (Note 1)

REDEEMABLE CONVERTIBLE SERIES A and B PREFERRED STOCK
  (Aggregate liquidation preference of $13,012,678 at June
  30, 2000).................................................    11,555,867

STOCKHOLDERS' EQUITY (DEFICIENCY):
Common stock, $0.01 par value; 50,000,000 shares authorized;
  13,071,736 shares issued and outstanding at June 30,
  2000......................................................       130,717
Deferred compensation.......................................    (1,686,278)
Deferred royalties..........................................    (1,100,576)
Additional paid-in capital..................................    15,923,260
Accumulated deficit.........................................   (15,396,842)
Notes receivable from officer and directors.................      (268,880)
                                                               -----------
Total stockholders' equity (deficiency).....................    (2,398,599)
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $11,876,704
                                                               ===========

                               SOFTLOCK.COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

     FOR THE THREE MONTHS AND SIX MONTHS JUNE 30, 2000 AND 1999 (UNAUDITED)

                                     THREE MONTHS     THREE MONTHS
                                    ENDED JUNE 30,   ENDED JUNE 30,   SIX MONTHS ENDED   SIX MONTHS ENDED
                                         2000             1999         JUNE 30, 2000      JUNE 30, 1999
                                    --------------   --------------   ----------------   ----------------
                                                     (AS RESTATED)                        (AS RESTATED)
Net Revenues......................    $    90,812      $    18,014      $    103,546        $    66,112
Cost of Revenues..................         21,899            6,439            26,533             12,976
                                      -----------      -----------      ------------        -----------
Gross Profit......................         68,913           11,575            77,013             53,136
Research and Development
  Expense(1)......................        783,052          606,366         1,671,175            728,037
Selling and Marketing
  Expense(2)......................      1,182,694          248,406         2,328,841            302,746
General and Administrative
  Expense(3)......................      1,795,503        1,030,480         2,960,066          1,486,375
                                      -----------      -----------      ------------        -----------
Total Operating expenses..........      3,761,249        1,885,252         6,960,082          2,517,158
                                      -----------      -----------      ------------        -----------
Operating loss....................     (3,692,336)      (1,873,677)       (6,883,069)        (2,464,022)
Other income (expense):
  Interest expense................        (17,911)          (1,253)          (30,766)            (1,345)
  Interest income.................        126,992           19,160           238,636             32,788
                                      -----------      -----------      ------------        -----------
Loss before income tax
  (benefit).......................     (3,583,255)      (1,855,770)       (6,675,199)        (2,432,579)
Income tax expense (benefit)......             --               --                --                 --
                                      -----------      -----------      ------------        -----------
Net loss..........................     (3,583,255)      (1,855,770)       (6,675,199)        (2,432,579)
Beneficial conversion feature on
  convertible preferred stock,
  including accretion of dividends
  on Series A Preferred Stock of
  $262,502 at June 30, 2000.......       (131,251)              --        (9,774,947)                --
                                      -----------      -----------      ------------        -----------
Net loss attributable to common
  stockholders....................    $(3,714,506)     $(1,855,770)     $(16,450,146)       $(2,432,579)
                                      ===========      ===========      ============        ===========
Basic and diluted net loss per
  common share....................    $     (0.29)     $     (0.17)     $      (1.28)       $     (0.25)
                                      ===========      ===========      ============        ===========
Basic and diluted weighted average
  shares outstanding..............     12,872,391       10,664,193        12,867,671          9,671,299
                                      ===========      ===========      ============        ===========

------------------------

(1) including noncash compensation and consulting expense of $4,212 and $87,842 for the three months ended June 30, 2000 and 1999, respectively, and $8,424 and $92,054 for the six months ended June 30, 2000 and 1999, respectively.

(2) including noncash compensation and consulting expense of $60,694 and $41,087 for the three months ended June 30, 2000 and 1999, respectively, and $121,388 and $43,299 for the six months ended June 30, 2000 and 1999, respectively.

(3) including noncash compensation and consulting expense of $213,736 and $568,812 for the three months ended June 30, 2000 and 1999, respectively, and $341,015 and $804,422 for the six months ended June 30, 2000 and 1999, respectively.

                               SOFTLOCK.COM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE SIX MONTHS JUNE 30, 2000 AND 1999 (UNAUDITED)

                                                                SIX MONTHS       SIX MONTHS
                                                              ENDED JUNE 30,   ENDED JUNE 30,
                                                                   2000             1999
                                                              --------------   --------------
                                                                               (AS RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................   $(6,675,199)     $(2,432,579)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
    Depreciation and amortization...........................       422,686            8,561
    Noncash compensation and consulting expense.............       463,106          939,775
    Deferred rent expense...................................        62,810            7,000
    Services paid in common stock of the Company............         7,400          229,475
    Increase (decrease) in cash from:
      Accounts receivable...................................      (129,754)             619
      Prepaid expenses and other current assets.............      (122,950)        (107,433)
      Accounts payable......................................      (229,233)          83,873
      Accrued compensation and benefits.....................       364,200          (10,917)
      Other accrued expenses................................       123,799           74,888
                                                               -----------      -----------
      Net cash used for operating activities................    (5,713,135)      (1,206,738)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment of security deposits..............................       (23,098)              --
  Cash paid in acquisition of Chili Pepper, net.............      (329,139)              --
  Purchases of property and equipment.......................      (171,341)         (20,414)
                                                               -----------      -----------
      Net cash used for investing activities................      (523,578)         (20,414)

CASH FLOW FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt......................       (73,261)          (5,075)
  Proceeds from issuance of Series A preferred, net of
    issuance costs..........................................     1,969,781               --
  Proceeds from issuance of Series B preferred, net of
    issuance costs..........................................     7,355,160               --
  Proceeds from issuance of common stock, net of issuance
    costs...................................................            --        3,037,478
  Proceeds from exercise of stock options...................        13,977               --
                                                               -----------      -----------
      Net cash provided by financing activities.............     9,265,657        3,032,403
                                                               -----------      -----------
NET INCREASE IN CASH........................................     3,028,944        1,805,251

CASH, BEGINNING OF PERIOD...................................     3,695,409          160,841
                                                               -----------      -----------
CASH, END OF PERIOD.........................................   $ 6,724,353      $ 1,966,092
                                                               ===========      ===========

                               SOFTLOCK.COM, INC.

             FOR THE SIX MONTHS JUNE 30, 2000 AND 1999 (UNAUDITED)

                                              THREE MONTHS     THREE MONTHS      SIX MONTHS       SIX MONTHS
                                             ENDED JUNE 30,   ENDED JUNE 30,   ENDED JUNE 30,   ENDED JUNE 30,
                                                  2000             1999             2000             1999
                                             --------------   --------------   --------------   --------------
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION

  Cash paid during the period for
    interest...............................     $ 17,911          $ 1,344         $ 30,787         $ 1,436
                                                ========          =======         ========         =======
  Cash paid during the period for taxes....     $     --          $   733         $ 10,254         $   733
                                                ========          =======         ========         =======

  SUMMARY OF NONCASH FINANCING AND
    INVESTING ACTIVITIES

  Payable and accrued website development
    costs..................................     $     --          $    --         $116,426         $    --
                                                ========          =======         ========         =======
  Issuance of common stock for web
    development costs......................     $     --          $    --         $272,876         $    --
                                                ========          =======         ========         =======
  Capital lease obligation--property and
    equipment..............................     $378,215          $41,675         $664,000         $41,675
                                                ========          =======         ========         =======

                               SOFTLOCK.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000
                                  (UNAUDITED)

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

    These consolidated financial statements include all adjustments, which in the opinion of management, are necessary to reflect a fair presentation of the Company's financial position and results of operations. All such adjustments are of a normal and recurring nature. The results for the six-month period ended June 30, 2000 are not necessarily indicative of the results for the entire year 2000.

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

    The Company's interim consolidated statements of operations and cash flows for 1999 have been restated from amounts previously reported to reflect the effects of the matters discussed in Note 9 of the Company's 1999 annual report on Form 10-KSB/A.

2. PRIVATE PLACEMENT OF EQUITY SECURITIES

    On January 7, 2000, the Company received gross proceeds $500,004 ($492,445, net of issuance costs) in exchange for 4,902 shares of the Company's Series A Preferred Stock (the "Series A Preferred").

    In connection with the Series A Preferred transaction, the Company entered into a Series A Preferred Stock Purchase Agreement dated as of December 30, 1999 as supplemented on January 7, 2000 (the "Purchase Agreement") with SI Venture Fund II, L.P. ("SI"), Apex Investment Fund IV, L.P., Apex Strategic Partners IV, LLC, (collectively, "Apex") and RSA Security Inc. ("RSA") (collectively, the "Purchasers") and a Shareholders and Rights Agreement (the "Shareholders Agreement") with the Purchasers and the then President and Chief Executive Officer and the Chief Scientist of the Company. The Company also filed a Certificate of Designation with the Delaware Secretary of State that states the powers, preferences and rights of the Series A Preferred.

    On February 10, 2000, the Company issued 46,876 shares of Series B Preferred Stock (the "Series B Preferred") to a group of investors, including affiliates of Tudor Investment Corp. and Ritchie Capital, as well as investors in an earlier round of financing, SI and Apex (collectively, the "Investors") for a purchase price of $160 per share for an aggregate purchase price of $7,500,160 ($7,355,160, net of issuance costs). Investors were also issued two warrants, one of which becomes exercisable for an aggregate of 312,500 shares of common stock if, as of August 15, 2000, the Company's registration statement for the shares of common stock issuable upon conversion of the Series B Preferred is not declared effective and the NASDAQ listing application for the common stock is not accepted, and the second of which becomes

                               SOFTLOCK.COM, INC.

                                 JUNE 30, 2000
                                  (UNAUDITED)

2. PRIVATE PLACEMENT OF EQUITY SECURITIES (CONTINUED) exercisable for an aggregate of an additional 312,500 shares of common stock if, as of November 15, 2000, these two conditions are not met.

    Ascent Venture Partners III, L.P. ("Ascent") also purchased 14,706 shares of the Company's Series A Preferred for $102 per share for an aggregate purchase price of $1,500,012 ($1,477,336, net of issuance costs) in February 2000. In connection with the investment by Ascent, the Company agreed to appoint an Ascent representative to its Board of Directors.

    In connection with the Series B Preferred transaction, the Company entered into a Series B Preferred Stock and Warrant Purchase Agreement dated as of February 10, 2000 (the "Purchase Agreement") with the investors and an Amended and Restated Shareholders and Rights Agreement (the "Amended Shareholders Agreement") with the Investors, the holders of the Series A Preferred and the Company's then President and Chief Scientist. The rights and preferences of the Series B Preferred are similar to those of the Series A Preferred.

    The Company recorded, immediately upon issuance, a preferred stock dividend representing the value of the beneficial conversion feature on the issuance of Series A and B preferred stocks. Such amount was limited to the proceeds received from issuing the beneficial conversion securities or approximately $9,324,941.

3. EARNINGS PER SHARE

    Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding during the periods presented. Earnings per share exclude the effects of stock options, warrants and convertible preferred stock because the inclusion of such securities would be anti-dilutive.

4. PREPAID ROYALTIES

    In December 1999, the Company entered into an agreement with Intel for the use of certain of Intel's technology. In connection with such agreement, the Company paid $75,000 and issued 224,514 shares of its common stock to Intel. Under the agreement, the Company has the right to recoup a portion of the shares issued if Intel fails to meet its performance obligations. The fair value of the forfeitable shares has been recorded as a reduction of stockholders' equity. The value of such forfeitable shares is remeasured at each reporting period until such shares become nonforfeitable. The decrease from December 31, 1999 to June 30, 2000 in the fair market value of the forfeitable shares at June 30, 2000 was $1,414,460.

5. ACQUISITION

    On May 12, 2000, the Company completed its acquisition of certain net assets of Chili Pepper, Inc. ("Chili Pepper"), a Boston-based strategic marketing consulting firm. Under the terms of the agreement, the Company issued 193,289 shares of the Company's common stock, $.01 par value, with an aggregate value of $1,404,365, paid $351,090 in cash and incurred $50,000 in transaction costs (collectively, the "Purchase Price"). The acquisition has been accounted for as a purchase, and accordingly, the results of operations of the Chili Pepper business have been included in the Company's consolidated financial statements from the date of acquisition. The Purchase Price has been allocated to the net assets acquired based upon their fair values. The Purchase Price exceeded the fair value of the assets acquired and

                               SOFTLOCK.COM, INC.

                                 JUNE 30, 2000
                                  (UNAUDITED)

5. ACQUISITION (CONTINUED)
liabilities assumed resulting in goodwill being recorded. Such goodwill is being amortized over its estimated useful life of five years. The following is a summary of the Purchase Price allocation.

Cash paid...................................................  $  351,090
Aggregate value of Common Stock.............................   1,404,365
Transaction costs...........................................      50,000
                                                              ----------
Total purchase price........................................  $1,805,455
                                                              ==========

Allocated to tangible assets acquired.......................  $   67,543

Allocated to liabilities assumed............................      39,488

Goodwill acquired...........................................   1,777,400
                                                              ----------
Total.......................................................  $1,805,455
                                                              ==========

    The following supplemental pro forma financial information is provided to reflect revenues, net loss and net loss per share, had the consummation of the asset acquisition taken place at the beginning of each period presented below.

                                                      FOR THE SIX     FOR THE SIX
                                                     MONTHS ENDED    MONTHS ENDED
                                                     JUNE 30, 2000   JUNE 30, 1999
                                                     -------------   -------------
Revenue............................................   $   619,727     $   505,000
                                                      ===========     ===========
Net Loss...........................................   $(6,987,625)    $(2,627,990)
                                                      ===========     ===========
Earnings Per Share.................................   $     (0.54)    $     (0.27)
                                                      ===========     ===========

    Under the terms of the agreement, 30% of the shares issued shall be entitled to non-priority piggyback registration rights, under certain restrictions. Such rights are subordinated to the registration rights of the holders of Series A Preferred Stock and Series B Preferred Stock and to the registration rights of Intel Corporation. In addition, the Company entered into an employment agreement with one of the shareholders of Chili Pepper.

6. OFFICERS AND DIRECTORS

    Effective April 17, 2000, Scott W. Griffith was appointed as Chief Executive Officer of the Company. In connection with that appointment, Mr. Griffith entered into an employment agreement with the Company, as part of which, he was granted a stock option to purchase 1,164,670 shares of common stock at an exercise price of $8.50 per share, the fair market value of the Company's common stock on the date of the grant.

    On May 5, 2000, the Company and Keith Loris, the former Chief Executive Officer and President entered into a Separation Agreement. Pursuant to that agreement, Mr. Loris shall engage in Transition Period Employment with the Company until November 6, 2000. In connection with the Separation Agreement, approximately 673,000 options to purchase shares of the Company's stock were cancelled.

                               SOFTLOCK.COM, INC.

                                 JUNE 30, 2000
                                  (UNAUDITED)

6. OFFICERS AND DIRECTORS (CONTINUED)
    On June 16, 2000 Mr. Loris resigned as a Director of the Company. Also on that date, Ronald Dunn was elected to the board to replace Mr. Loris.

7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issues Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the consolidated financial statements of the Company.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Management is currently assessing the impact of SAB No. 101 on the consolidated financial statements of the Company.

ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
                             RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Certain statements contained in this report, including statements concerning the Company's future cash and financing requirements, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the actual results in future periods to differ materially from what is anticipated. You should read the following discussion and analysis together with our consolidated financial statements for the periods specified and notes included herein. Further reference should be made to our annual report on Form 10-KSB/A for the year ended December 31, 1999.

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

CHILI PEPPER ASSET ACQUISITION

    On May 12, 2000, the Company completed its acquisition of certain net assets of Chili Pepper, Inc. ("Chili Pepper"), a Boston-based strategic marketing consulting firm. Under the terms of the agreement, the Company issued 193,289 shares of the Company's common stock, $.01 par value, with an aggregate value of $1,404,365, paid $351,090 in cash and incurred $50,000 of transaction cost (collectively, the "Purchase Price"). The acquisition has been accounted for as a purchase, and accordingly, the results of operations of the Chili Pepper business have been included in the Company's consolidated financial statements from the date of acquisition. The Purchase Price has been allocated to the net assets acquired based upon their fair values, resulting in goodwill of $1,777,400 being recorded. Such goodwill is being amortized over its estimated useful life of five years.

    Under the terms of the agreement, 30% of the shares issued shall be entitled to non-priority piggyback registration rights, under certain restrictions. Such rights are subordinated to the registration rights of the holders of Series A Preferred Stock and Series B Preferred Stock and to the registration rights of Intel Corporation. In addition, the Company entered into an employment with one of the shareholders of Chili Pepper.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THREE MONTHS ENDED
JUNE 30, 1999

    Total revenues for the three months ended June 30, 2000 were $90,812, a 404.1% increase as compared to $18,014 earned during the three months ended
June 30, 1999. The increase is a result of increased revenue from password vending (the process by which documents are "unlocked" in the Company's system) to $19,801 from $14,014 in 1999, a 41.3% increase, and the addition in 2000 of outside advertising revenue from Chili Pepper and other eMerchandising services of $71,011. For the three months ended June 30, 2000, the Company did not receive any revenues from licensing, custom tools and programming, or consulting and speaking fees. Revenues from such services for the three months ended
June 30, 1999 were $4,000.

    Cost of sales increased to $21,899 for the three months ended June 30, 2000 as compared to $6,439 for the three months ended June 30, 1999. The increase in cost of sales is primarily related to an increase in costs associated with outside advertising and other eMerchandising activities as well as an increase in credit card transaction fees due to an increase in volume.

    Gross profit was $68,913, or 75.9% of revenue for the three months ended June 30, 2000, as compared with $11,575, or 64.3% of revenue for the three months ended June 30, 1999. The increase in gross margin is attributable to the addition of outside advertising and eMerchandising services which have a higher gross margin than does the Company's current transactional activities, partially offset by an increase in both the fixed and variable transaction costs associated with a higher number of transactions, a majority of which had a lower average commission per unit.

    Operating expenses totaled $3,761,249 for the three months ended June 30, 2000 as compared with $1,885,252 for the same period in 1999, an increase of $1,875,996. The increase is primarily due to costs associated with significant staffing increases (from 18 employees at June 30, 1999 to 57 employees as of June 30, 2000) to support the SoftLock eMerchandising system, related operating and consulting costs, research and development costs, and other miscellaneous administrative costs. Included in operating expenses are costs related to noncash compensation and consulting transactions in the amounts of $278,642 and $697,741 for the three months ended June 30, 2000 and 1999, respectively.

    Research and development costs increased to $783,052 for the three months ended June 30, 2000 versus $606,366 for the same period in 1999, an increase of $176,686. This increase is related to the additional staffing, as well as outside consulting, in connection with the research and development of the eMerchandising system and related proprietary software. Included in research and development expenses are costs related to noncash compensation and consulting in the amounts of $4,212 and $87,842 for the three months ended June 30, 2000 and 1999, respectively.

    Selling and marketing costs increased to $1,182,694 in the second quarter of 2000 as compared to $248,406 in the second quarter of 1999, an increase of $934,288. This increase is primarily attributable to additional staffing and outside consulting costs associated with the enrollment of content providers and affiliates for the SoftLock Affiliate Network. Included in selling and marketing expenses are costs related to noncash compensation and consulting in the amounts of $60,694 and $41,087 for the three months ended June 30, 2000 and 1999, respectively.

    General and administrative costs for the three months ended June 30, 2000 were $1,795,503 as compared to $1,030,480 for the same period in 1999, an increase of $765,023. This increase relates primarily to additional staffing and outside consulting costs incurred in the building of the management infrastructure and support team for the eMerchandising system. Included in the above costs are salaries and wages, consulting, and all other related operating expenses. Also included in general and administrative expenses are costs related to noncash compensation and consulting in the amounts of $213,736 and $568,812 for the three months ended June 30, 2000 and 1999, respectively.

    Other income, net increased to $109,081 for the three months ended June 30, 2000 from $17,907 for the same period in 1999. This change relates primarily to investment earnings on the Company's cash reserves, which increased as a result of the Company's private placement offerings of preferred stock.

    Net loss increased to $3,583,255 for the three months ended June 30, 2000 from $1,855,770 for the same period in 1999. The increase resulted primarily from the increase in operating expenses. The Company's business plan calls for higher losses in 2000 as the Company continues to develop products, hire the personnel necessary to grow the business and expand its marketing strategy. The Company anticipates that it will incur significant operating losses for the remainder of 2000 and into 2001.

SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

    Total revenues for the six months ended June 30, 2000 were $103,546, a 56.6% increase, as compared to $66,112 earned during the six months ended June 30, 1999. This increase was due to the addition of outside advertising revenue from Chili Pepper and other eMerchandising of $71,011, partially offset by a decrease of $33,500 in licensing fees, custom tools and programming and consulting and speaking fees. For the six months ended June 30, 2000, revenue from password vending (the process by which documents are "unlocked" in the Company's system) remained constant from the levels reached for the same period ended June 30, 1999. This reflects higher volume offset by lower average commissions per unit received by the Company particularly during their participation in the Stephen King ebook launch. The Stephen King ebook provided the Company a unique opportunity to participate in an event in the ebook merchandising space. However, due to unexpected volumes, particularly on the first day of its introduction when the book was given away for free by certain affiliates, the Company was not able to fulfill all requested orders, thereby not realizing its full profitability on each unit. While sales continue for the book in subsequent months, albeit on a significantly lower volume, the Company is still generating revenue from its release.

    Cost of sales increased to $26,533 for the six months ended June 30, 2000 as compared to $12,976 for the six months ended June 30, 1999. The increase in costs of sales is primarily due to the costs associated with the Company's outside advertising and eMerchandising services and credit card transaction fees associated with the transactional services.

    Gross profit was $77,013, or 74.4%, of revenue for the six months ended
June 30, 2000, as compared with $53,136, or 80.4%, of revenue for the six months ended June 30, 1999. The increase in gross margin is attributable to the addition of outside advertising and eMerchandising services which have a higher gross margin then does the Company's current transactional activities, partially offset by an increase in both the fixed and variable transaction costs associated with a higher number of transactions, a majority of which had a lower average commission per unit.

    Operating expenses totaled $6,960,082 for the six months ended June 30, 2000 as compared with $2,517,158 for the same period in 1999, an increase of $4,442,924. The increase is primarily due to costs associated with significant staffing increases (from 18 employees at June 30, 1999 to 57 employees as of June 30, 2000) to support the SoftLock eMerchandising system, related operating and consulting costs, research and development costs, and other miscellaneous administrative costs. Included in operating expenses are costs related to noncash compensation and consulting transactions in the amounts of $470,827 and $939,775 for the six months ended June 30, 2000 and 1999, respectively.

    Research and development costs increased to $1,671,175 for the six months ended June 30, 2000 versus $728,037 for the same period in 1999, an increase of $943,138. This increase is related to the additional staffing, as well as outside consulting, in connection with the research and development of the eMerchandising system and related proprietary software. Included in research and development expenses are costs related to noncash compensation and consulting in the amounts of $8,424 and $92,054 for the six months ended June 30, 2000 and 1999, respectively.

    Selling and marketing costs increased to $2,328,841 in the first six months of 2000 as compared to $302,746 in the first six months of 1999, an increase of $2,026,095. This increase is primarily attributable to additional staffing and outside consulting costs associated with the enrollment of content providers and affiliates for the SoftLock Affiliate Network. Included in selling and marketing expenses are costs related to noncash compensation and consulting in the amounts of $121,388 and $43,299 for the six months ended June 30, 2000 and 1999, respectively.

    General and administrative costs for the six months ended June 30, 2000 were $2,960,066 as compared to $1,486,375 for the same period in 1999, an increase of $1,473,691. This increase relates primarily to additional staffing and outside consulting costs incurred in the building of the management infrastructure and support team for the eMerchandising system. Included in the above costs are salaries and wages, consulting, and all other related operating expenses. Also included In general and administrative expenses are costs related to noncash compensation and consulting in the amounts of $341,015 and $804,422 for the six months ended June 30, 2000 and 1999, respectively.

    Other income, net increased to $207,870 for the six months ended June 30, 2000 from $31,443 for the same period in 1999. This change relates primarily to investment earnings on the Company's cash reserves, which increased as a result of the Company's private placement offerings of preferred stock.

    Net loss increased to $6,675,199 for the six months ended June 30, 2000 from $2,432,579 for the same period in 1999. The increase resulted primarily from the increase in operating expenses. The Company's business plan calls for higher losses in 2000 as the Company continues to develop products, hire the personnel necessary to grow the business and expand its marketing strategy. The company anticipates that it will incur significant operating losses for the remainder of 2000 and into 2001.

    Management anticipates that the trend toward increased quarterly operating expenses will continue in order to support increased marketing and promotional efforts, to develop and release new products, to continue to build a strong management team, to raise necessary capital, and to otherwise create the infrastructure that the Company will need to provide its services in the future.

LIQUIDITY AND CAPITAL RESOURCES

    Cash used in operations totaled $5,713,135 for the six months ended
June 30, 2000 as compared with $1,206,738 for the same period in 1999. The increase in cash used related primarily to the net loss sustained during the period, plus a increase in accounts receivable and prepaid expenses of $129,754 and $122,950, respectively, and a increase in accounts payable of $229,233 offset by an increase in accrued compensation and benefits and other accrued expenses of $364,200 and $123,799, respectively. At June 30, 2000, working capital (current assets less current liabilities) totaled $5,318,609.

    Investing activities for the six months ended June 30, 2000 included, among other things, cash paid for the acquisition of the Chili Pepper net assets of $329,139, $171,341 of computer and software purchases and leasehold improvements related to the building-out of the new main office as well as an increase in security deposits of $23,098.

    The Company's primary source of liquidity continues to be proceeds from the sale of securities in private placements. A total of $9,324,941 was raised in the first two quarters of 2000, $1,969,781, net of commission and expenses, through the issuance of 19,608 of Series A Preferred Stock and $7,355,160 net of commissions and expenses, in the first two quarters of 2000 through the issuance of 46,876 shares of Series B Preferred Stock. These funds will be used to finance continued operations, product development and marketing.

    During the six months ended June 30, 2000, the Company financed the purchase of certain computer hardware and office furniture totaling $664,000 through capital leases.

    The Company, based upon its current operating plan, anticipates that its currently available funds will be sufficient to satisfy its anticipated needs for working capital, capital expenditures and business expansion through the rest of this fiscal year. The Company's cash requirements depend upon many factors, including, but not limited to, the Company's net cash flows from operations, the length of time it may take for the Company to develop a market for its products or services, the market acceptance of these products or services and the response of competitors who may develop competing products or services at lower costs. The Company may require additional financing over the next twelve months. To the extent that the Company is unable to raise additional financing, the Company may be required to eliminate current and planned software development programs and other operating expenses. There can be no assurance that the Company would be able to secure additional financing sources, or that financing would be made available on terms favorable to the Company. The failure to acquire additional financing when required could have a material adverse effect on he Company.

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

    The Company is one of approximately 18 defendants in an action in the United States District Court for the Southern District of New York entitled INTERACTIVE GIFT V. COMPUSERVE INC. ET AL, filed August 23, 1995. The action alleges infringement of the so-called Freeny patent. The plaintiff seeks judgment declaring the validity of its patent and further declaring that each of the defendants has infringed the plaintiff's patent, enjoining further infringement and treble damages plus attorneys' fees and costs and disbursements.

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

    Other patent-related suits are possible, including legal actions, which might be pursued to litigate or defend the Company's patent, and the outcomes and expenses cannot be predicted with confidence. Liability lawsuits are also a risk to be considered. The Company has developed software technology to protect intellectual property, but there can be no assurance that such technology will not be breached, resulting in lost revenues for which the Company might be held responsible. Similarly, the software that incorporates the Company's tools can have adverse consequences, which might lead to claims of liability against the Company.

    The Company is subjected to this and other litigation from time to time in the ordinary course of business. Although the amount of the liability, if any, with respect to such litigation cannot be determined, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 2.   CHANGES IN SECURITIES.

    Beginning in December 1999, the Company commenced a private placement offering of 36,765 shares of the Series A Preferred at an offering price of $102 per share, pursuant to Section 4(2) of the Securities Act of 1933 (the "Act") and Regulation D promulgated under the Act. The Company sold the Series A Preferred to a group of investors: SI, Apex and RSA resulting in net proceeds of approximately $3,210,604 from the closing on December 30, 1999 and approximately $492,445 from the closing on January 7, 2000. The Company offered the shares on a "best efforts" basis through officers and directors of the Company. The
Series A Preferred were offered for sale to accredited investors only, pursuant to the exemptions from registration contained in Section 4(2) of the Act and Regulation D promulgated under the Act. Each share of the Series A Preferred is convertible into 100 shares of the Company's common stock, subject to certain anti-dilution adjustments, at any time at the holder's option at a conversion price of $1.02 per share of common stock. The holders of the Series A Preferred are entitled to receive a quarterly dividend of $10.20 per share, prior to any distribution to common shareholders, unless the Company offers the holders of Series A Preferred the opportunity to register their underlying common stock in connection with a qualifying public offering. The Series A Preferred also have a liquidation preference over the common stock, and the holders of the Series A Preferred are entitled to vote with the common shareholders as a single class. Each share of Series A Preferred is entitled to the number of votes into which that share is convertible into common stock. In connection with the placement of the Series A Preferred, we issued 1,964 warrants convertible into the Series A Preferred Stock. In February 2000, SI exercised all of those warrants.

    In connection with the Series A Preferred transaction, the Company entered into a Shareholders' and Rights Agreement with the purchasers and the then President and Chief Executive Officer and the Chief Scientist of the Company and into a Registration Rights Agreement requiring registration of the underlying common stock upon the occurrence of certain events. The Company also filed a Certificate of Designation with the Delaware Secretary of State that states the powers, preferences and rights of the Series A Preferred.

    In February 2000, Ascent purchased 14,706 shares of the Company's Series A Preferred Stock for $102 per share for an aggregate purchase price of $1,500,012 resulting in net proceeds of $1,477,366. In connection with the investment by Ascent, the Company agreed to appoint an Ascent representative to its Board of Directors.

    Beginning in February 2000, the Company commenced a private placement offering of 46,876 shares of the Series B Preferred at an offering price of $160 per share, pursuant to Section 4(2) of the Act and Regulation D promulgated under the Act. The Company sold the Series B Preferred to a group of investors, including affiliates of Tudor Investment Corp. and Ritchie Capital as well as to SI and Apex, purchasers of the Series A Preferred, resulting in net proceeds of approximately $7,355,160. The Company offered the shares on a "best efforts" basis through officers and directors of the Company. The Series B Preferred were offered for sale to accredited investors only, pursuant to the exemptions from registration contained in Section 4(2) of the Act and Regulation D promulgated under the Act. Each share of the Series B Preferred is convertible into 100 shares of the Company's common stock, subject to certain anti-dilution adjustments, at any time at the holder's option. The Series B Preferred will automatically convert into the underlying common stock upon a qualifying public offering of the Company's common stock or upon the election of two-thirds of the outstanding Series B Preferred. The Series B Preferred also have a liquidation preference over the common stock, and the holders of the Series B Preferred are entitled to vote with the common shareholders as a single class. Each share of Series B Preferred is entitled to the number of votes into which that share is convertible into common stock.

    Pursuant to a Registration Rights Agreement between the Company and the holders of the Series B Preferred, such holders were also issued two warrants, one of which becomes exercisable for an aggregate of 312,500 shares of common stock if, as of August 15, 2000, the Company's registration statement for the shares of common stock issuable upon conversion of the Series B Preferred Stock is not declared effective and the NASDAQ listing application for the common stock is not accepted. The second warrant becomes exercisable for an aggregate of an additional 312,500 shares of common stock if, as of November 15, 2000, these two conditions are not met.

    In connection with the Series B Preferred transaction, the Company entered into a Series B Preferred Stock and Warrant Purchase Agreement dated as of February 10, 2000 with the investors and an Amended and Restated Shareholders' and Rights Agreement with the investors, the holders of the Series A Preferred Stock and the Company's then President and Chief Executive Officer and its Chief Scientist. The Company also filed a Certificate of Designation with the Delaware Secretary of State that states the powers, preferences and rights of the Series B Preferred.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's annual meeting of stockholders held on June 16, 2000 (the "Annual Meeting"), the stockholders considered the following matters, with results as indicated below: i) electing Scott W. Griffith and Richard N. Gold as Class I directors; ii) amending the Company's 1998 Stock Option Plan a) to increase the number of shares of common stock available for grant pursuant to the exercise of options thereunder by 2,000,000 shares; b) to permit assignment of options by holders to entities qualified under ss.501(c)(3) of the Internal Revenue Code as tax-exempt organizations entitled to receive charitable contributions; and c) to provide for the laws of the Commonwealth of Massachusetts as the governing laws; and iii) to ratify the selection of Deloitte & Tocuhe LLP as independent certified public accountants for the Company for the year ending December 31, 2000.

ITEM I) ELECTION OF DIRECTORS

NOMINEE                                                        FOR         AGAINST     ABSTENTIONS
-------                                                   -------------   ----------   -----------
Scott W. Griffith.......................................  17,675,969.00                 20,389.00

Richard N. Gold.........................................  17,692,858.00                  3,500.00

ITEM II) AMENDMENT TO THE STOCK OPTION PLAN

A) Increase the number of shares available for grant....  17,332,336.00   347,339.00    16,683.00

B) Permit assignment of options.........................  17,329,201.00   364,263.00     2,894.00

C) Provide for the laws of the Commonwealth of
  Massacusetts..........................................  17,552,959.00   141,316.00     2,083.00

ITEM III) RATIFICATION OF DELOITTE & TOUCHE LLP.........  17,572,892.00   123,216.00       250.00

ITEM 5. OTHER INFORMATION

    On May 5, 2000, the Company and Keith Loris, the former Chief Executive Officer and President entered into a Separation Agreement setting forth their agreement whereby Mr. Loris would no longer serve as Chief Executive Officer as of April 17, 2000 and would no longer serve as President as of May 5,

2000. Pursuant to that agreement, Mr. Loris shall engage in Transition Period Employment with the Company until November 6, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      2.1           Assets Purchase Agreement entered into on May 12, 2000 by
                    and among SoftLock.com,Inc., a Delaware corporation, Chili
                    Pepper, Inc., a Massachusetts corporation, Alex Morrow and
                    Leighton Collis (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed May 19,
                    2000)

      2.2 Escrow Agreement entered into on May 12, 2000 by and among SoftLock.com, Inc., a Delaware corporation, Chili Pepper,
                    Inc., a Massachusetts corporation, and McGuire, Woods,
                    Battle & Boothe LLP, as escrow agent (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed May 19, 2000)

      2.3 Registration Rights Agreement entered into on May 12, 2000 by and between SoftLock.com, Inc., a Delaware corporation and Chili Pepper, Inc., a Massachusetts corporation
                    (incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed May 19, 2000).

      10.1 Employment Agreement entered into on May 12, 2000, by among and among SoftLock Services, Inc., a Delaware corporation and wholly-owned subsidiary of SofLock.com,Inc.,
                    SoftLock.com, Inc., a Delaware corporation and Leighton
                    Collis (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 19, 2000).

      10.2 General Release and Separation Agreement dated May 5, 2000, between SoftLock.com, Inc., SoftLock Services, Inc. and
                    Keith Loris.

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

    Form 8-K Filed May 19, 2000

    The form announced the consummation of the acquisition of certain assets of Chili Pepper by the Company.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2000                                  SoftLock.com, Inc.

                                                       BY:  /s/ MICHAEL J. DZICZKOWSKI
                                                            ----------------------------------------
                                                            Michael J. Dziczkowski
                                                            Corporate Controller
                                                            (Principal Accounting Officer)