Form 10QSB
period 2000-09-30
SOFTLOCK COM INC
filed 2000-11-14
CIK 870227

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

                                ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000
                        COMMISSION FILE NUMBER: 1-13611

                            ------------------------

                               SOFTLOCK.COM, INC.

       (Exact name of small business issuer as specified in its charter)

           DELAWARE                                84-1130229
 (State or other jurisdiction          (IRS Employer Identification No.)
     of Incorporation or
        organization)

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

                                Yes /X/  No / /

As of November 13, 2000, 13,196,736 shares of common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes /X/  No / /

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                       --------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheet (Unaudited), September 30,
           2000......................................................         3

         Consolidated Statements of Operations (Unaudited) for the
           three months and nine months ended September 30, 2000 and
           1999......................................................         4

         Consolidated Statements of Cash Flows (Unaudited) for the
           nine months ended September 30, 2000 and 1999.............         5

         Supplemental Disclosure of Cash Flow Information............         6

         Notes to consolidated financial statements..................      7-10

Item 2.  Management's Discussion and Analysis of Financial Position
           and Results of Operations.................................     11-15

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...........................................        16

Item 2.  Changes in Securities.......................................        16

Item 3.  Defaults upon Senior Securities.............................        16

Item 4.  Submissions of Matters to a Vote of Security Holders........        16

Item 5.  Other Information...........................................        16

Item 6.  Exhibits and Reports on Form 8-K............................        17

         Signatures..................................................        18

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               SOFTLOCK.COM, INC.
                           CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 2000 (UNAUDITED)

                                                               SEPTEMBER
                                                               30, 2000
                                                              -----------
                                 ASSETS
Current assets:
  Cash......................................................  $ 3,713,647
  Accounts receivable, net..................................      177,998
  Prepaid expenses and other current assets.................      603,405
                                                              -----------
      Total current assets..................................    4,495,050
Property and equipment, net.................................    1,365,805
Website and product development costs, net..................    1,287,927
Security deposits...........................................       55,777
Prepaid royalties...........................................       65,579
Goodwill, net...............................................    1,683,756
                                                              -----------
      Total assets..........................................  $ 8,953,894
                                                              ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   428,964
  Accrued expenses..........................................    1,501,985
  Current portion of obligations under capital leases.......      321,339
                                                              -----------
  Total current liabilities.................................    2,252,288
Obligations under capital leases, less current portion......      636,383
Other long-term liabilities.................................      150,897
Commitments and contingencies (Note 1)
Redeemable convertible Series A Preferred Stock
(Aggregate liquidation preference of $5,643,769 at September
30, 2000)...................................................    5,178,571
Stockholders' Equity:
  Common stock, $0.01 par value; 50,000,000 shares
    authorized; 13,071,736 shares issued and outstanding at
    September 30, 2000......................................      130,717
  Preferred stock, $0.01 par value; 5,000,000 shares
    authorized; 46,876 shares issued and outstanding at
    September 30, 2000......................................          469
  Deferred compensation.....................................      (62,805)
  Deferred royalties........................................     (539,274)
  Additional paid-in capital................................   20,386,282
  Accumulated deficit.......................................  (18,910,754)
  Notes receivable from officer and directors...............     (268,880)
                                                              -----------
      Total stockholders' equity............................      735,755
                                                              -----------
Total liabilities and stockholders' equity..................  $ 8,953,894
                                                              ===========

                 See notes to Consolidated Financial Statements

                               SOFTLOCK.COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

                                            THREE MONTHS     THREE MONTHS     NINE MONTHS      NINE MONTHS
                                               ENDED            ENDED            ENDED            ENDED
                                           SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                2000             1999             2000            1999
                                           --------------   --------------   --------------   -------------
                                                            (AS RESTATED)                     (AS RESTATED)
Net Revenues.............................    $   339,926      $    11,373     $    443,472     $    77,484
Cost of Revenues.........................         95,267            5,095          121,800          18,071
                                             -----------      -----------     ------------     -----------
Gross Profit.............................        244,659            6,278          321,672          59,413
Research and Development Expense(1)......      1,069,371          540,346        2,740,546       1,268,383
Selling and Marketing Expense(2).........        962,518          380,727        3,291,359         683,474
General and Administrative Expense(3)....      1,785,366        1,006,429        4,745,432       2,494,415
                                             -----------      -----------     ------------     -----------
Total Operating expenses.................      3,817,255        1,927,502       10,777,337       4,446,272
                                             -----------      -----------     ------------     -----------
Operating loss...........................     (3,572,596)      (1,921,224)     (10,455,665)     (4,386,859)
Other income (expense):
  Interest expense.......................        (28,059)          (6,472)         (58,826)         (6,939)
  Interest income........................         86,744           18,346          325,381          51,134
                                             -----------      -----------     ------------     -----------
  Loss before income tax (benefit).......     (3,513,911)      (1,909,350)     (10,189,110)     (4,342,664)
  Income tax expense (benefit)...........             --               --               --              --
                                             -----------      -----------     ------------     -----------
Net loss.................................     (3,513,911)      (1,909,350)     (10,189,110)     (4,342,664)
Beneficial conversion feature on
  convertible preferred stock, including
  accretion of dividends on Series A
  Preferred Stock of $393,753 at
  September 30, 2000.....................       (135,605)              --       (9,779,301)             --
                                             -----------      -----------     ------------     -----------
Net loss attributable to common
  stockholders...........................    $(3,649,516)     $(1,909,350)    $(19,968,411)    $(4,342,664)
                                             ===========      ===========     ============     ===========
Basic and diluted net loss per common
  share..................................    $     (0.28)     $     (0.18)    $      (1.54)    $     (0.45)
                                             ===========      ===========     ============     ===========
Basic and diluted weighted average shares
  outstanding............................     13,071,736       10,664,193       12,931,686       9,671,299
                                             ===========      ===========     ============     ===========

------------------------

(1) including noncash compensation and consulting expense of $4,212 and $87,842 for the three months ended September 30, 2000 and 1999, respectively, and $12,636 and $179,896 for the nine months ended September 30, 2000 and 1999, respectively.

(2) including noncash compensation and consulting expense of $0 and $60,395 for the three months ended September 30, 2000 and 1999, respectively, and $79,849 and $103,694 for the nine months ended September 30, 2000 and 1999, respectively.

(3) including noncash compensation and consulting expense of $153,253 and $349,242 for the three months ended September 30, 2000 and 1999, respectively, and $494,268 and $1,153,664 for the nine months ended September 30, 2000 and 1999, respectively.

                 See notes to Consolidated Financial Statements

                               SOFTLOCK.COM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

                                                               NINE MONTHS     NINE MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2000            1999
                                                              -------------   -------------
                                                                              (AS RESTATED)
Cash flows from operating activities:
Net loss....................................................  $(10,189,110)    $(4,342,664)
Adjustments to reconcile net loss to net cash used for
operating activities:
  Depreciation and amortization.............................       765,070          22,247
  Noncash compensation and consulting expense...............       586,753       1,437,254
  Bad debt expense..........................................        10,700              --
  Deferred rent expense.....................................        94,604          25,000
  Services paid in common stock of the Company..............         7,400         229,475
  Loss on disposal of property and equipment................            --           2,044
  Increase (decrease) in cash from:
    Accounts receivable.....................................      (185,342)          4,619
    Prepaid expenses and other current assets...............      (148,952)        (76,778)
    Accounts payable........................................      (214,155)        336,964
    Accrued compensation and benefits.......................       571,815          92,431
    Other accrued expenses..................................       132,949         908,828
                                                              ------------     -----------
    Net cash used for operating activities..................    (8,568,268)     (1,360,580)
Cash flows from investing activities:
  Payment of security deposits..............................       (24,493)        (20,000)
  Website development costs.................................            --        (992,759)
  Cash paid in acquisition of Chili Pepper, net.............      (329,139)             --
  Purchases of property and equipment.......................      (254,725)       (291,263)
                                                              ------------     -----------
    Net cash used for investing activities..................      (608,357)     (1,304,022)

Cash flow from financing activities:
  Principal payments on long-term debt......................      (144,055)        (14,212)
  Proceeds from bridge loan.................................            --         501,096
  Proceeds from issuance of Series A preferred, net of
    issuance costs..........................................     1,969,781              --
  Proceeds from issuance of Series B preferred, net of
    issuance costs..........................................     7,355,160              --
  Proceeds from issuance of common stock, net of issuance
    costs...................................................            --       3,037,478
  Proceeds from exercise of stock options...................        13,977              --
                                                              ------------     -----------
    Net cash provided by financing activities...............     9,194,863       3,524,362
                                                              ------------     -----------
Net increase in cash........................................        18,238         859,760
Cash, beginning of period...................................     3,695,409         160,841
                                                              ------------     -----------
Cash, end of period.........................................  $  3,713,647     $ 1,020,601
                                                              ============     ===========

                 See notes to Consolidated Financial Statements

                               SOFTLOCK.COM, INC.

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                               NINE MONTHS     NINE MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2000            1999
                                                              -------------   -------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..................     $ 58,826        $  6,939
                                                                 ========        ========
  Cash paid during the period for taxes.....................     $ 10,368        $  1,078
                                                                 ========        ========
Summary of noncash financing and investing activities:
  Payable and accrued website development costs.............     $116,426        $     --
                                                                 ========        ========
  Issuance of common stock for web development costs........     $272,876        $     --
                                                                 ========        ========
  Issuance of common stock for prepaid royalties............     $179,622        $     --
                                                                 ========        ========
  Capital lease obligation--property and equipment..........     $761,412        $177,596
                                                                 ========        ========

                 See notes to Consolidated Financial Statements

                               SOFTLOCK.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

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

    These consolidated financial statements include all adjustments, which in the opinion of management, are necessary to reflect a fair presentation of the Company's financial position and results of operations. All such adjustments are of a normal and recurring nature. The results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results for the entire year 2000.

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

    On February 10, 2000, the Company issued 46,876 shares of Series B Preferred Stock (the "Series B Preferred") to a group of investors, including affiliates of Tudor Investment Corp. and Ritchie Capital, as well as investors in an earlier round of financing, SI and Apex (collectively, the "Investors") for a purchase price of $160 per share for an aggregate purchase price of $7,500,160 ($7,355,160, net of issuance costs). Investors were also issued two warrants, one of which would become exercisable for an aggregate of 312,500 shares of common stock if, as of August 15, 2000, the Company's registration statement for the shares of common stock issuable upon conversion of the Series B Preferred was not declared effective and the NASDAQ listing application for the common

                               SOFTLOCK.COM, INC.

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

2. PRIVATE PLACEMENT OF EQUITY SECURITIES (CONTINUED) stock was not accepted, and the second of which would become exercisable for an aggregate of an additional 312,500 shares of common stock if, as of November 15, 2000, these two conditions were not met. On August 15, 2000, the Holders of the Series B Preferred Stock agreed to extend the date for vesting of the warrants from August 15, 2000 to September 14, 2000. The condition for registration was met on August 10, 2000 and the condition for NASDAQ listing was met on September 14, 2000. As a result, these warrants are no longer outstanding. In addition, as a result of being listed on NASDAQ, the Series B Preferred stock was no longer redeemable at the option of the holder. At September 14, 2000, the Company reclassified the amount of Series B Preferred Stock into equity.

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

3.  EARNINGS PER SHARE

    Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding during the periods presented. Earnings per share exclude the effects of 4,559,422 and 2,786,299 stock options, zero and 196,400 warrants and 100,311 and zero convertible preferred as of September 30, 2000 and 1999, respectively, because the inclusion of such securities would be anti-dilutive.

4.  PREPAID ROYALTIES

    In December 1999, the Company entered into an agreement with Intel for the use of certain of Intel's technology. In connection with such agreement, the Company paid $75,000 and issued 224,514 shares of its common stock to Intel. Under the agreement, the Company has the right to recoup a portion of the shares issued if Intel fails to meet its performance obligations. The fair value of the forfeitable shares has been recorded as a reduction of stockholders' equity. The value of such forfeitable shares is remeasured at each reporting period until such shares become nonforfeitable. Per the agreement, on September 30, 2000, an additional twenty percent (20%) of the shares became nonforfeitable for a total of 40% nonforfeitable shares as of September 30, 2000. As such, the

                               SOFTLOCK.COM, INC.

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

4.  PREPAID ROYALTIES (CONTINUED)
Company recorded an additional prepaid relating to the royalty of $179,622 and reduced deferred royalty costs by the same amount.

5.  ACQUISITION

    On May 12, 2000, the Company completed its acquisition of certain net assets of Chili Pepper, Inc. ("Chili Pepper"), a Boston-based strategic marketing consulting firm. Under the terms of the agreement, the Company issued 193,289 shares of the Company's common stock, $.01 par value, with an aggregate value of $1,404,365, paid $351,090 in cash and incurred $50,000 in transaction costs (collectively, the "Purchase Price"). The acquisition has been accounted for as a purchase, and accordingly, the results of operations of the Chili Pepper business have been included in the Company's consolidated financial statements from the date of acquisition. The Purchase Price has been allocated to the net assets acquired based upon their fair values. The Purchase Price exceeded the fair value of the assets acquired and liabilities assumed resulting in goodwill being recorded. Such goodwill is being amortized over its estimated useful life of five years. The following is a summary of the Purchase Price allocation.

Cash paid...................................................  $  351,090
Aggregate value of Common Stock.............................   1,404,365
Transaction costs...........................................      50,000
                                                              ----------
      Total purchase price..................................  $1,805,455
                                                              ==========
Allocated to tangible assets acquired.......................  $   67,543
Allocated to liabilities assumed............................      39,488
Goodwill acquired...........................................   1,777,400
                                                              ----------
      Total.................................................  $1,805,455
                                                              ==========

    The following supplemental pro forma financial information is provided to reflect revenues, net loss and net loss per share, had the consummation of the asset acquisition taken place at the beginning of each period presented below.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999  SOFTLOCK.COM   CHILIPEPPER    ADJUSTMENTS       TOTAL
--------------------------------------------  ------------   -----------   -------------   ------------
Revenue...................................    $     77,484    $ 780,818                0   $    858,302
Net Loss..................................    $ (4,342,664)   $  18,137         (177,740)  $ (3,065,013)
Number of shares..........................       9,671,299                       193,289      9,864,588
EPS.......................................    $      (0.30)                                $      (0.31)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000  SOFTLOCK.COM   CHILIPEPPER    ADJUSTMENTS       TOTAL
--------------------------------------------  ------------   -----------   -------------   ------------
Revenue...................................    $    443,472    $ 870,631         (354,450)  $    959,653
Net Loss..................................    $(10,189,111)   $(193,933)   (118,493.3333)  $(10,501,537)
Number of shares..........................      12,738,397                       193,289     12,931,686
EPS.......................................    $      (0.80)                                $      (0.81)

                               SOFTLOCK.COM, INC.

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

5.  ACQUISITION (CONTINUED)
    Under the terms of the agreement, 30% of the shares issued shall be entitled to non-priority piggyback registration rights, under certain restrictions. Such rights are subordinated to the registration rights of the holders of Series A Preferred Stock and Series B Preferred Stock and to the registration rights of Intel Corporation. In addition, the Company entered into an employment agreement with one of the shareholders of Chili Pepper.

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

7.  DEFERRED COMPENSATION

    During the three months ended September 30, 2000, several employees, for whom there had been deferred compensation recorded, left the Company. As a result, the Company has reversed approximately $1,514,600 of previously deferred compensation expense.

8.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issues Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 1999, effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the consolidated financial statements of the Company. The Company will adopt this accounting standard on January 1, 2001, as required.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB No. 101 on October 1, 2000 and management believes that the adoption of this standard will not have an effect on previously recorded financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    This report contains forward-looking statements (as this term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that is based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company, including, but not limited to, statements related to the Company's future cash and financing requirements. Forward-looking statements involve known and unknown risks and uncertainties which may cause the actual results in future periods to differ materially from what is anticipated. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in this section and elsewhere in this Report and the risks discussed under the heading "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The Company does not assume responsibility for the accuracy and completeness of these forward-looking statements and undertakes no obligation to update forward-looking statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes included herein and our annual report on Form 10-KSB/A for the year ended December 31, 1999.

BACKGROUND

    The Company provides a system that combines content management and context marketing to allow commercial web sites to securely market and sell digital content. Publishers of digital content, including research reports, newsletters and electronic books, use the Company's system to package and securely distribute their products while protecting their intellectual property. The Company markets digital content through strategic relationships with many affiliates who offer the digital content on their web sites. When a prospective consumer accesses the content, the consumer can preview selected portions of the final product. The consumer can then instantly purchase access to the complete product twenty-four hours a day, seven days a week via the World Wide Web. The consumer then has permanent access to the product for the consumer's own use. Consumers are encouraged to pass along the digital content they have purchased, but recipients can only preview the selected portions of the final product chosen by the content provider until they complete the purchase process themselves.

    The Company's patented persistent security technology (US #5,509,070) for information commerce prevents electronic shoplifting (piracy) not just during the initial download, but also when the digital content is passed from one consumer to another. This allows commercial web sites to sell their electronic information simply and securely. Because content offered by the Company can be instantly purchased and re-distributed, but not pirated, the technology is useful in many markets, especially information "publishing" web sites (news, media, finance, research, etc.).

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

CHILI PEPPER ASSET ACQUISITION

    On May 12, 2000, the Company completed its acquisition of certain net assets of Chili Pepper, Inc. ("Chili Pepper"), a Boston-based strategic marketing consulting firm. Under the terms of the agreement, the Company issued 193,289 shares of the Company's common stock, $.01 par value, with an aggregate value of $1,404,365, paid $329,139 in net cash and incurred $50,000 of transaction costs (collectively, the "Purchase Price"). The acquisition has been accounted for as a purchase, and accordingly, the results of operations of the Chili Pepper business have been included in the Company's consolidated financial statements from the date of acquisition. The Company has allocated the Purchase Price to the net assets acquired based upon their fair values; therefore, the Company has recorded $1,777,400 of goodwill. The Company is amortizing this goodwill over its estimated useful life of five years.

    Under the terms of the agreement, 30% of the shares issued are entitled to restricted non-priority piggyback registration right. These rights are subordinated to the registration rights of the holders of Series A Preferred Stock and Series B Preferred Stock and to the registration rights of Intel Corporation. In addition, the Company entered into an employment with one of the shareholders of Chili Pepper.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THREE MONTHS ENDED
  SEPTEMBER 30, 1999

    Total revenues increased to $339,926 for the three months ended
September 30, 2000, as compared to $11,373 for the three months ended
September 30, 1999. The increase is a result of increased revenue from password vending (the process by which documents are "unlocked" in the Company's system) to $27,875 from $11,373 in 1999, a 145% increase, and the addition in 2000 of outside advertising revenue from Chili Pepper and other eMerchandising services of $312,051 for the three months ended September 30, 2000.

    Cost of sales increased to $95,267 for the three months ended September 30, 2000, as compared to $5,095 for the three months ended September 30, 1999. The increase in cost of sales is primarily related to an increase in costs associated with outside advertising and other eMerchandising activities as well as an increase in credit card transaction fees due to an increase in volume.

    Gross profit increased to $244,659 for the three months ended September 30, 2000, as compared to $6,278 for the three months ended September 30, 1999. Gross profit increased to 72% of revenue for the three months ended September 30, 2000, as compared to 55% of revenue for the three months ended September 30, 1999. The increase in gross margin is attributable to the addition of outside advertising and eMerchandising services which have a higher gross margin than the Company's current transactional activities, but is partially offset by an increase in both the fixed and variable transaction costs associated with a higher number of transactions, a majority of which had a lower average commission per unit.

    Operating expenses increased to $3,817,255 for the three months ended September 30, 2000, as compared to $1,927,502 for the three months ended September 30, 1999. This is an increase of $1,889,753. The increase is primarily due to costs associated with significant staffing increases (from 24 employees at September 30, 1999 to 62 employees as of September 30, 2000) to support the SoftLock eMerchandising system, related operating and consulting costs, research and development costs, and other miscellaneous administrative costs. Included in operating expenses are costs related to noncash compensation and consulting transactions in the amounts of $157,465 and $497,479 for the three months ended September 30, 2000 and 1999, respectively.

    Research and development costs increased to $1,069,371 for the three months ended September 30, 2000, as compared to $540,346 for the three months ended September 30, 1999. This is an increase of $529,025. This increase is related to the additional staffing, as well as outside consulting, in connection with the research and development of the eMerchandising system and related proprietary software. Included in research and development expenses are costs related to noncash compensation and consulting in the amounts of $4,212 and $87,842 for the three months ended September 30, 2000 and 1999, respectively.

    Selling and marketing costs increased to $962,518 for the three months ended September 30, 2000, as compared to $380,727 for the three months ended
September 30, 1999. This is an increase of $581,791. This increase is primarily attributable to additional staffing and outside consulting costs associated with the enrollment of content providers and affiliates for the SoftLock Affiliate Network. Included in selling and marketing expenses are costs related to noncash compensation and consulting in the amounts of $0 and $60,395 for the three months ended September 30, 2000 and 1999, respectively.

    General and administrative costs increased to $1,785,366 for the three months ended September 30, 2000, as compared to $1,006,429 for the three months ended September 30, 1999. This is an increase of $778,937. This increase relates primarily to additional staffing and outside consulting costs incurred in the building of the management infrastructure and support team for the eMerchandising system. Included in the above costs are salaries and wages, consulting, and all other related operating expenses. Also included in general and administrative expenses are costs related to noncash compensation and consulting in the amounts of $153,253 and $349,242 for the three months ended September 30, 2000 and 1999, respectively.

    Other income, net increased to $58,685 for the three months ended
September 30, 2000, as compared to $11,874 for the three months ended
September 30, 1999. This change relates primarily to investment earnings on the Company's cash reserves which increased as a result of the Company's private placement offerings of preferred stock which occurred during the first quarter of fiscal 1999 and the first quarter of fiscal 2000.

    Net loss increased to $3,513,911 for the three months ended September 30, 2000, as compared to $1,909,350 for the three months ended September 30, 1999. The increase resulted primarily from the increase in operating expenses. The Company's business plan calls for higher losses in 2000 as the Company continues to develop products, hire the personnel necessary to grow the business and expand its marketing strategy. The Company anticipates that it will incur significant operating losses for the remainder of 2000 and 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO NINE MONTHS ENDED
  SEPTEMBER 30, 1999

    Total revenues increased to $443,472 for the nine months ended
September 30, 2000, as compared to $77,484 for the nine months ended
September 30, 1999. This 472% increase was due to both the addition of outside advertising revenue from Chili Pepper and other eMerchandising of $383,062 as well as an increase of $16,691, or 37% of password vending revenue. These increases were partially offset by a decrease of $33,500 in licensing fees, custom tools and programming and consulting and speaking fees.

    Cost of sales increased to $121,800 for the nine months ended September 30, 2000 as compared to $18,071 for the nine months ended September 30, 1999. The increase in costs of sales is primarily due to the costs associated with the Company's outside advertising and eMerchandising services and credit card transaction fees associated with the transactional services.

    Gross profit increased to $321,672 for the nine months ended September 30, 2000, as compared to $59,413 for the nine months ended September 30, 1999. However, gross profit decreased to 73% of revenue for the nine months ended September 30, 2000, as compared to 77% of revenue for the nine months ended September 30, 1999. The decrease is due to an increase in both the fixed and variable transaction costs associated with a higher number of transactions a majority of which had a lower average commission per unit partially offset by higher gross margin in licensing fees, custom tools and programming.

    Operating expenses increased to $10,777,337 for the nine months ended September 30, 2000, as compared with $4,446,272 for the nine months ended September 30, 1999. This is an increase of $6,331,065. The increase is primarily due to costs associated with significant staffing increases (from 24 employees at September 30, 1999 to 62 employees as of September 30, 2000) to support the SoftLock eMerchandising system, related operating and consulting costs, research and development costs, and other miscellaneous administrative costs. Included in operating expenses are costs related to noncash compensation and consulting transactions in the amounts of $586,753 and $1,437,254 for the nine months ended September 30, 2000 and 1999, respectively.

    Research and development costs increased to $2,740,546 for the nine months ended September 30, 2000, as compared to $1,268,383 for the same period in 1999. This is an increase of $1,472,163. This increase is related to the additional staffing, as well as outside consulting, in connection with the research and development of the eMerchandising system and related proprietary software. Included in research and development expenses are costs related to noncash compensation and consulting in the amounts of $12,636 and $179,896 for the nine months ended September 30, 2000 and 1999, respectively.

    Selling and marketing costs increased to $3,291,359 for the first nine months of 2000, as compared to $683,474 for the first nine months of 1999. This is an increase of $2,607,885. This increase is primarily attributable to additional staffing and outside consulting costs associated with the enrollment of content providers and affiliates for the SoftLock Affiliate Network. Included in selling and marketing expenses are costs related to noncash compensation and consulting in the amounts of $79,849 and $103,694 for the nine months ended September 30, 2000 and 1999, respectively.

    General and administrative costs increased to $4,745,432 for the nine months ended September 30, 2000, as compared to $2,494,415 for the nine months ended September 30, 1999. This is an increase of $2,251,017. This increase relates primarily to additional staffing and outside consulting costs incurred in the building of the management infrastructure and support team for the eMerchandising system. Included in the above costs are salaries and wages, consulting, and all other related operating expenses. Also included in general and administrative expenses are costs related to noncash compensation and consulting in the amounts of $494,268 and $1,153,664 for the nine months ended September 30, 2000 and 1999, respectively.

    Other income, net increased to $266,555 for the nine months ended
September 30, 2000, as compared to $44,195 for the nine months ended
September 30, 1999. This change relates primarily to investment earnings on the Company's cash reserves, which increased as a result of the Company's private placement offerings of preferred stock, which occurred during the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000.

    Net loss increased to $10,189,110 for the nine months ended September 30, 2000, as compared to $4,342,664 for the nine months ended September 30, 1999. The increase resulted primarily from the increase in operating expenses. The Company's business plan calls for higher losses in 2000 as the Company continues to develop products, hire the personnel necessary to grow the business and expand its marketing strategy. The company anticipates that it will incur significant operating losses for the remainder of 2000 and 2001.

    Management anticipates that the trend toward increased quarterly operating expenses will continue in order to support increased marketing and promotional efforts, to develop and release new products, to continue to build a strong management team, to raise necessary capital, and to otherwise create the infrastructure that the Company will need to provide its services in the future.

LIQUIDITY AND CAPITAL RESOURCES

    Cash used in operations totaled $8,568,268 for the nine months ended September 30, 2000, as compared to $1,360,580 for the nine months ended September 30, 1999. Cash used for the nine months ended September 30, 2000, related primarily to the net loss sustained during the period. In addition, there was an increase in accounts receivable and prepaid expenses of $185,342 and $148,952 respectively as well as a decrease in accounts payable of $214,155, which were offset by increases in depreciation and amortization of $765,070, noncash compensation and consulting expense of $586,753, accrued compensation and benefits of $571,816 and other accrued expenses of $132,949. At
September 30, 2000, working capital totaled $2,242,762.

    Investing activities for the nine months ended September 30, 2000 included, among other things, $329,139, net cash paid for the acquisition of the Chili Pepper net assets, $254,725 paid for computer and software purchases and leasehold improvements related to the building-out of the new main office, as well as an increase in security deposits of $24,493.

    The Company's primary source of liquidity continues to be proceeds from the sale of securities in private placements. A total of $9,324,941 was raised in the first three quarters of 2000, of which $1,969,781, net of commission and expenses, was raised through the sale of 19,608 shares of Series A Preferred Stock and of which $7,355,160, net of commissions and expenses, was raised through the sale of 46,876 shares of Series B Preferred Stock. These funds will be used to finance continued operations, product development and marketing.

    During the nine months ended September 30, 2000, the Company financed the purchase of certain computer hardware and office furniture totaling $761,412 through capital leases. Principal payments on long-term debt used cash of $144,055 for the nine-months ended September 30, 2000.

    The Company, based upon its current operating plan, anticipates that its currently available funds will be sufficient to satisfy its anticipated needs for working capital, capital expenditures and business expansion through the rest of this fiscal year. The Company's cash requirements depend upon many factors, including, but not limited to, the Company's net cash flows from operations, the length of time it may take for the Company to develop a market for its products or services, the market acceptance of these products or services and the response of competitors who may develop competing products or services at lower costs. The Company will require additional financing over the next twelve months. To the extent that the Company is unable to raise additional financing, the Company may be required to eliminate current and planned software development programs and other operating expenses. We cannot assure you that the Company would be able to secure additional financing sources, or that financing would be made available on terms favorable to the Company. The failure to acquire additional financing when required could have a material adverse effect on the Company.

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

    The Company is one of approximately 18 defendants in an action in the United States District Court for the Southern District of New York entitled INTERACTIVE GIFT V. COMPUSERVE INC. ET AL, filed August 23, 1995. The action alleges that the Company and 18 other defendants are infringed on the U.S. Patent
No. 4,528,643 held by E-Data Inc. The plaintiff seeks judgment declaring the validity of its patent and further declaring that each of the defendants has infringed the plaintiff's patent, enjoinment of further infringement and treble damages plus attorneys' fees and costs and disbursements.

    On March 12, 1999, judgment was entered in the Company's favor and the patent owner's claims were dismissed on the merits. On November 3, 2000 the Court of Appeals for the Federal Circuit reversed the judgment and remanded the case to the District Court for further proceedings. This is not a finding that the patent is valid or that the Company is infringing the patent, but is only a reversal of certain claim construction decisions previously made by the District Court. The Company is considering whether to allow the case to proceed in the District Court or to seek rehearing EN BANC before the entire Court of Appeals.

    Although the Company and its counsel are unable to predict the ultimate outcome of the appeal with any reasonable degree of certainty, the Company will continue to defend their positions vigorously.

    Other patent-related suits are possible, including legal actions, which might be pursued to litigate or defend the Company's patent, and the outcomes and expenses cannot be predicted with confidence. Liability lawsuits are also a risk to be considered. The Company has developed software technology to protect intellectual property, but the Company cannot assure you that such technology will not be breached, resulting in lost revenues for which the Company might be held responsible. Similarly, the software that incorporates the Company's tools can have adverse consequences, which might lead to claims of liability against the Company.

    The Company is subjected to this and other litigation from time to time in the ordinary course of business. Although the amount of the liability, if any, with respect to such litigation cannot be determined, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 27  Financial Data Schedule

(b) Reports on Form 8-K

        Current Report on Form 8-K/A was filed with the SEC on July 6, 2000 (Item 5. Other Events. Reporting the signing of a new letter of intent between Softlock.com, Inc. and Chili Pepper, Inc.

        Current Report on Form 8-K/A was filed with the SEC on July 25, 2000 (Item 2. Acquisition of Assets. Reporting the acquisition of certain assets of Chili Pepper, Inc. Includes the financial statements required under Item 7.)

        Current Report on Form 8-K was filed with the SEC on August 16, 2000 (Item 5. Other Events. Reporting that holders of common stock purchase warrants issued in connection with the issuance of the Company's Series B preferred stock extended the vesting date of certain warrants.)

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2000

                                                       SOFTLOCK.COM, INC.

                                                       By:          /s/ MICHAEL J. DZICZKOWSKI
                                                            -----------------------------------------
                                                                      Michael J. Dziczkowski
                                                                       CORPORATE CONTROLLER
                                                                  (PRINCIPAL ACCOUNTING OFFICER)