Form 10KSB
period 2000-12-31
SOFTLOCK COM INC
filed 2001-04-02
CIK 870227

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

   /X/     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past
12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Issuer's revenues for its most recent fiscal year: $675,657

Aggregate market value of voting stock held by non-affiliates as of March 14, 2001 was approximately: $11,547,507

Shares of Common Stock, $0.01 par value, outstanding as of March 14, 2001:
13,221,007

Part III incorporates certain information by reference from the definitive proxy statement for the Registrant's Annual Meeting to be held on May 17, 2001.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
                                     PART I
Item 1.   Description of Business.....................................      1
          Background..................................................      1
          Business of the Company.....................................      1
          Patents, Intellectual Property and Licensing................      4
          Competition.................................................      5
          Employees...................................................      6
          Customers...................................................      6
          Government Regulation.......................................      7
          Research and Development Expenditures.......................      7
          Recent Developments.........................................      7
          Risk Factors................................................      8
          Special Note Regarding Forward Looking Statements...........     16

Item 2.   Description of Property.....................................     16

Item 3.   Legal Proceedings...........................................     17

Item 4.   Submission of Matters to a Vote of Security Holders.........     17

                                    PART II
Item 5.   Market Price of the Registrant's Common Stock and Related
          Security Holder Matters.....................................     18
          Market Information..........................................     18
          Holders.....................................................     18
          Dividends...................................................     18
          Recent Sales of Unregistered Securities.....................     19

Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     21
          Background..................................................     21
          Corporate Structure.........................................     22
          Results of Operations.......................................     22
          Liquidity and Capital Resources.............................     25

Item 7.   Financial Statements........................................     26

Item 8.   Changes in and Disagreements with Auditors on Accounting and
          Financial Disclosure........................................     26

                                    PART III
Item 9.   Directors and Executive Officers, Promoters and Control
          Persons; Compliance With Section 16(a) of the Exchange
          Act.........................................................     28

Item 10.  Executive Compensation......................................     28

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     28

Item 12.  Certain Relationships and Related Transactions..............     28

Item 13.  Exhibits, Financial Statements and Reports on Form 8-K......     28

          Signatures..................................................     31

                               SOFTLOCK.COM, INC.
                                  FORM 10-KSB
                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND

    SoftLock.com, Inc. was incorporated under the name Fieldcrest Corporation in the State of Delaware in December 1989. The primary purpose of Fieldcrest Corporation at that time was to seek out acquisitions of properties, businesses or merger candidates. In August 1991, Fieldcrest Corporation completed an initial public offering, receiving proceeds of $47,250 from the sale of 4,725,000 units, consisting of common stock and warrants. The offering was subject to the Colorado Securities Act. This Act required the placement into escrow of $19,440 of the net proceeds of the offering until the completion of a transaction or series of transactions whereby at least fifty percent (50%) of the gross proceeds received from the sale of units in the offering was committed for use in one or more specific lines of business. The escrow condition had not been satisfied as of the fourth anniversary of the initial public offering. Accordingly, Fieldcrest Corporation distributed those funds pro rata to those persons who were owners of the shares of common stock purchased in the offering. The warrants, which were included in the units sold in the public offering, expired February 12, 1999.

    On July 28, 1998, Fieldcrest Corporation and SoftLock Services, Inc. completed an Agreement and Plan of Reorganization under which Fieldcrest Corporation acquired all of the issued and outstanding common shares of SoftLock Services in exchange for the issuance of 7,097,266 shares of common stock. Fieldcrest Corporation accounted for the transaction as a reverse acquisition. The fiscal year of Fieldcrest Corporation was changed from March 31 to December 31 to correspond to the fiscal year of SoftLock Services Inc.

    Subsequent to the reverse acquisition of SoftLock Services, Inc., we changed our name from Fieldcrest Corporation to SoftLock.com, Inc. to better reflect our ongoing business. Our trading symbol was then changed to "SLCK" and our stock began trading on the over the counter bulletin board.

    On May 12, 2000, the Company acquired certain assets of Chili Pepper, Inc., a Boston-based strategic marketing consulting firm in exchange for 193,289 shares of the Company's common stock, with an aggregate value of $1,404,365, and $351,090 in cash. The cash portion was paid from the Company's cash holdings. The acquisition was accounted for as a purchase. On March 2, 2001, the Company announced the discontinuance of its Chili Pepper operations.

    On September 14, 2000, our stock began trading on the Nasdaq SmallCap market.

    On December 4, 2000, we announced that we would begin doing business under the name "Digital Goods." We also changed our trading symbol to "DIGS" on December 11, 2000.

    On February 26, 2001, the Company launched Amplifi, our suite of digital content marketing services.

    Except as otherwise noted, the term "we" refers to SoftLock.com, Inc. and its subsidiary, SoftLock Services.

BUSINESS OF THE COMPANY

    We provide a system that combines digital rights management, which is the management of copyright protection, and digital content marketing, along with an eCommerce solution. The system allows content publishers and commercial web sites to securely market and sell digital content. Publishers of digital content, including research reports, newsletters and electronic books, use our system to package and securely distribute their products while protecting their intellectual property. We market digital content through a suite of tools including:

    - an affiliate retailer network

    - a customized search engine registration capability

    - contextual mapping of product offerings

    - customized targeted email campaigns, and

    - our own Passalong viral marketing system.

    When a prospective consumer accesses content from an affiliated website, the consumer can preview selected portions of the final product. The consumer can then instantly purchase access to the complete product twenty-four (24) hours a day, seven (7) days a week via the World Wide Web. The consumer then has permanent access to the product for the consumer's own use. Consumers are encouraged to pass along the digital content they have purchased. Recipients can only preview the selected portions of the final product chosen by the content provider until they go through the purchase process themselves.

    Our patented persistent security technology (US #5,509,070 issued April 16, 1996) for information commerce prevents electronic shoplifting (piracy) not just during the initial download, but when passed from one consumer to another. This allows for the sale of electronic information simply and securely. Because content offered by us can be instantly purchased and re-distributed, but not pirated, the technology is useful in many markets, but especially for information "publishing" web sites, such as news, media, finance, research, etc. We believe that commercial "publishers" (a generic term for the owner of the intellectual property, which includes traditional print publishers, web-based information services, media and research sites) have hesitated to place their most valuable content on the Internet because it has been too easy to infringe their copyright, make unlimited numbers of copies, and redistribute their information products. As a result, publishers either give away less valuable content in hopes of generating traffic for advertising revenue or they password-protect their web site and charge subscription fees for access. We believe neither approach effectively works. Few sites are popular enough for significant advertising rates and subscription sites exclude casual users and deter first-time purchases. Both of these methods provide publishers inadequate protection because content and passwords can still be pirated.

    The Company offers digital content through our total eCommerce solution. The eCommerce solution provides the opportunity to widely market digital content while protecting that digital content through patented technology. Rather than giving content away or requiring visitors to subscribe to all of a site's content in advance, publishers can charge for specific content on demand. The content can be securely sampled, electronically purchased and redistributed. At the same time, our patented technology keeps intellectual property secure while generating valuable marketing data and sales revenue. With our product, publishers are able to sell their most compelling and valuable content and encourage redistribution. The material tendency to "pass it on" turns into an additional sales channel.

    The Company's comprehensive approach to the marketing, sale and distribution of digital content is to provide:

    1.  Digital Rights Management, ("DRM")

    2.  Digital content marketing and

    3.  Commerce enabled distribution.

    This approach to the distribution of digital content is intended to bring security and premium content marketing together with an eCommerce solution to create our total eCommerce solution.

    The content packaging component of DRM focuses on preparing premium, branded content for secure sale on the Internet. This component uses our patented technology to secure the digital content and protect it from piracy. In addition, we provide the categorization of digital content making the content simpler to access by consumers and providing consumers with ease of use.

    Digital content marketing uses technology to bring the content to the point of demand rather then requiring the user to find us through the use of a portal strategy. The Company compiles information based upon consumers' purchasing patterns and uses that information to determine the best channels to market particular content. Potential consumers are served content targeted to their personal and work interests, based on information that they provide during a search, based on the web site they are visiting or based upon information provided at the time of purchase.

    The commerce enabled distribution of content provides customer service for consumers, credit card clearing and billing services and physical distribution services. In connection with the other components of the system, we believe that we offer a comprehensive solution to market and distribute quality digital content on the internet.

HOW OUR DRM WORKS

    We provide easy-to-use tools for publishers to securely market and distribute their content. Publishers specify a few parameters (such as price, which parts of the document are free in the sample and which parts must be purchased) and control how the consumers view, edit and print their document. The publisher receives all of the benefits of the marketing efforts of our Affiliate Network, placing content in front of consumers when we believe they are most likely to buy--on content relevant sites, on search engines and in emails from friends and colleagues. In addition, our patented technology is designed to protect the publisher's intellectual property.

    Our system is designed to be unobtrusive, seamlessly integrated and easy to use for consumers. When visiting our store on a publisher's or affiliate's web site, consumers have available to them our entire catalog of content. A consumer simply clicks on a standard hyperlink denoting the publisher's content which launches them to the Digigoods store front. From there, the consumer is able to view a sample portion of the content and with a simple click is invited to purchase the content and pass it on to another consumer. In addition, the consumer is invited to browse the rest of the store and add content to their shopping cart. The consumer then can proceed to the check out area.

    To purchase a single piece of content, the consumer uses the link to WWW.DIGIGOODS.COM. At WWW.DIGIGOODS.COM, server software determines whether the requisite Digital Goods client plug-in software is installed on the consumer's computer. If not, after obtaining permission from the consumer, the server automatically downloads and installs the required software. After installation or activation (if the software is already installed from a prior purchase), the consumer is taken through a quick purchase process where name, address and credit card information are gathered. Finally, the server provides instant and complete access to the content by generating and installing a pass-key on the consumer's computer system that is unique to that content and that consumer's computer. If the consumer has purchased multiple documents, the consumer is asked whether they would like to download the content during the current session or whether they would like to have it emailed to them for download at another time.

    The Digital Goods client software is designed to work in a straightforward manner. Whenever a consumer attempts to display secured content, the plug-in checks the consumer's computer for a valid pass-key for the respective content on the particular computer. If a valid pass-key exists, the plug-in will decrypt and completely display the content. If the pass-key is missing or invalid, then the plug-in solely affords access to the sample content and invites the consumer to initiate a purchase.

    Unlike proprietary viewing formats, we "lock" documents as Adobe Acrobat-TM-Portable Document Format (PDF) files--the Internet's most popular standard. Subsequent releases of the Digital Goods system are expected to add support for additional formats.

    Throughout the process, both prospective consumers and purchasers are encouraged to pass along the content to their friends and colleagues. Other than the fact that the content is transmitted from a friend in e-mail rather than from the publisher's web site, the Digital Goods system operates exactly as it would with an initial purchase. Once the content has been transmitted from a purchaser's computer, our persistent security software re-locks the content, preventing piracy by the subsequent consumer. Once received and opened, the content is displayed by the Digital Goods plug-in and the consumer may peruse the sample and purchase the version of the content at any time simply by selecting a link.

AMPLIFI-TM-

    Amplifi, our suite of digital content marketing services, is the first interactive marketing and eCommerce solution that provides all the technology tools and expert services content that providers need to effectively target, reach and sell consumers digital products. The Company offers a wide range of standard and supplemental services to ensure that content offers are managed for the best placement and visibility to generate maximum sales. Our content partners can promote their title in a variety of ways including from their own Web store. All customer products are automatically listed in our catalog and are placed in topical iStores targeted to specific consumer audiences. Services and tools under the Amplifi suite include store design, hosting and management, passalong friend to friend viral marketing, Digital Goods' affiliate network, optimization for search engines and contextual mapping to match product promotions to online news articles and key analytical reporting to help customers quantify bottom line results.

VIRAL MARKETING

    The Digital Goods transaction system is intended to leverage its geometric expansion power to create a new, virtual sales channel for publishers. Presenting offers for digital goods to as many targeted consumers as possible is critical to the cost-effective acquisition of digital content buyers. The most effective way to get content to the right consumer is by personal referral. Consumers are far more likely to respond to content offers that have been recommended by a friend or a colleague rather than a generic promotion. We have in Passalong, a unique, patented technology, which captures friend to friend referrals via electronic medium. Consumers who have either purchased content or browsed offer pages are encouraged to share with others. They may attach the content to an email or forward it via a hyperlink button. The email recipient may preview the sample and purchase or pass it along. We believe that this is a powerful tool to increase the customer's brand awareness, build customer loyalty and generate maximum revenue without incurring any additional customer acquisition costs.

THE DIGITAL GOODS AFFILIATE NETWORK

    The affiliate network is a community of merchants who have agreed to add hyperlinks for topically relevant Digital Goods content to their own web site. When the content is registered in our system, it is incorporated automatically into our product catalog. Our affiliate community can then search the catalog. Content partners boost their product visibility to affiliates and, in turn, to consumers, with special placement of featured titles. When affiliates log into the network library to download links, they have an increased likelihood of giving this content premium placement.

    We also offer content partners the opportunity to showcase their titles in a customized storefront. The affiliate network is invited to add links to these partner-specific storefronts to further highlight and promote the titles. The key reason affiliate programs can be successful is because they create effective sales opportunities. Content partners appear in front of their best prospects where and when they are most likely to purchase.

PATENTS, INTELLECTUAL PROPERTY AND LICENSING

    The Company's patent (US #5,509,070) was issued on April 16, 1996. Authored by Softlock Service's founder and the Company's Chief Technology Officer,
Dr. Jonathan Schull, the patent covers the computer and telecommunications technologies that implement the Company's business. The patent protects the concept of a central key vending system for context-locked digital content. These keys unlock specific content in a particular context such that purchased content automatically relocks and invites another purchase when it is moved to a new context. The patent defines "context-specific" broadly, and explicitly addresses non-hardware-based contexts, such as voiceprints. It also broadly defines digital content to include essentially all digital information. A Continuation in Part, which also includes new material relating to the gathering and utility of the Company's marketing data, is pending with the U.S. Patent and Trademark Office.

    The Company has a registered trademark for Digital Goods and SoftLock and has registered the following Internet domains: WWW.DIGITALGOODS.COM, WWW.DIGIGOODS.COM, WWW.SOFTLOCK.COM, WWW.PASSWORDS.COM, WWW.PASSITON.COM, and WWW.SELFPUBLISH.COM as well as a number of other domain names.

    In August 1999, the Company entered into a Reproduction and License Agreement with Adobe Systems Incorporated to license certain Adobe software products so as to make them available through the Company's distribution channels to consumers. The Company chose the Adobe software products because the Adobe Acrobat Portable Document Format file is the most popular standard for viewing digital content on the Internet. The Company believes that the Adobe software products provide a viewing platform for digital content that is nearly universally accepted and is not likely to splinter the market for a provider's content because of short-sighted technology. The Adobe software products have been successfully integrated into the Company's DRM system.

    The Company's approach to redistributable, but non-pirateable, digital products is applicable to the software and new media markets as well. While these represent large markets, a relatively small number of well-entrenched, well-financed distributors are already in place (Release Software, Time Warner, Liquid Audio, Music Blvd, etc.). The Company's patent does have applicability to these markets. The Company believes there is a future business opportunity to license the Company's patent to software and new media distributors and to other emerging markets, such as computer based training.

COMPETITION

    The Company believes its strength lies in its integration of technologies and services to create a complete sales, marketing, merchandising, distribution and copyright protection solution. The Company has very few direct competitors who have integrated comparable products and services. However, the Company faces external competition from providers in the product and service areas around digital rights management and digital content marketing. To this end, the Company is actively partnering with other digital rights management companies to offer the Company's digital content marketing tools attached to various rights management technologies.

DIGITAL RIGHTS MANAGEMENT

    The Company defines digital rights management, or DRM, as the manner in which copyright protection and copyright enforcement are managed.

    The Company faces competition in the area of copyright protection and copyright enforcement from many companies such as Adobe, Microsoft, Intertrust and Content Guard. The Company believes there is a need for systems which prevent piracy while allowing, and even exploiting, the exponential potential of end-user redistribution. This in turn requires that the content be consistently protected. The Company's DRM system is designed to provide such protection. The Company also believes that its system gives it a competitive advantage in recruiting digital content because of the integration of copyright protection and enforcement, marketing, and eCommerce processing.

DIGITAL CONTENT MARKETING

    The Company believes that it does not currently have any competitors who have integrated the full suite of technology tools offered in its Amplifi suite of digital content marketing services. Various companies offer portions of the services such as direct mail (eDialog), portal sites (such as Lycos, Excite, etc.), tracking schemes/profiling (which is used by companies such as DoubleClick) as well as others. Although it could be argued that each of these above companies are competitors in each of their respective areas, none of the competitors use all of these methods in conjunction with copyright protection and enforcement, and eCommerce. Digital Goods tailors each of these content marketing approaches for each content provider in its Amplifi content marketing services system to maximize hits, and therefore maximize revenues.

COMMERCE ENABLED DISTRIBUTION

    Many companies today (e.g., CyberCash) provide eCommerce services for the Internet. A few of these specialize in the vending of digital goods; among these are Qpass and Reciprocal, Inc. Only a few of those, such as Reciprocal, incorporate content protection technology into their offerings. Reciprocal uses content protection technology from Intertrust, Xerox, and others. We use our own, patented system. The Company believes that no company besides Digital Goods combines all of these techniques with digital content marketing.

    While management believes that the Company's method for the marketing, distribution and selling of content on the Internet is unique, there are numerous competitive methods and business models under which the Company's prospective clients could choose to distribute and/or sell their content. Some of these alternative methodologies are supported by companies with longer operating histories, substantially greater personnel, financial and technical resources and a more established customer base than the Company. Many of these companies also have broader partner relationships that they could leverage, including relationships with many of the Company's current and potential partners. These companies also have significantly more established customer support and professional services organizations than the Company does. In addition, these companies may adopt aggressive pricing policies. Potential competitors may bundle their products or incorporate a digital rights management component into existing products in a manner that discourages users from purchasing the Company's products. Furthermore, new competitors, or alliances among competitors, may be able to respond more quickly to new or emerging technologies and changes in customer requirements than the Company.

EMPLOYEES

    At December 31, 2000, the Company employed 63 persons in its headquarters in Maynard, Massachusetts. The Company also employed two full-time employees in home offices in Seattle, Washington. In addition, the Company, from time to time, uses contract labor to assist in technology development efforts. None of the Company's employees are the subject of a collective bargaining agreement. The Company believes that relations with its employees are good. The Company announced on March 30, 2001 that it would eliminate 20 positions in the month of March, bringing its total workforce to 43.

CUSTOMERS

    In 2000, Datum, Inc., TIAA-CREF, Fidelity and kid-e-sport accounted for approximately 22%, 21%, 11% and 11%, respectively, of the Company's net revenues. In 1999, Tom Brown, Inc. and Total Seminars, Inc. accounted for approximately 21% and 18% of net revenues. In 1998, Tom Brown, Inc. accounted for 22% of net revenues.

    The Company cannot assure you that these customers will continue to use the Company's products.

GOVERNMENT REGULATION

    Exports of software products utilizing encryption technology are generally restricted by the United States and various foreign governments. We do not believe that our software solutions are subject to export control regulations. However, changes in export control laws and regulations may impose restrictions that affect the Company's ability to distribute its products and services internationally, thus limiting the Company's ability to gain revenue and grow its business.

RESEARCH AND DEVELOPMENT EXPENDITURES

    The Company recognized $4,612,728, $1,823,141 and $117,899 in research and development expenses in 2000, 1999 and 1998, respectively. These costs include the costs to develop, enhance, manage, monitor and operate the Company's online operations. Included in these costs are noncash compensation and consulting expenses related to the issuance of the Company's common stock and options in exchange for services of $16,543, $550,107 and $9,861 in 2000, 1999 and 1998,
respectively.

    In addition, costs relating to the development of our eCommerce website of $272,876 and $1,444,360 were capitalized in 2000 and 1999, respectively.

    Because the revenues recognized by the Company are generated by commissions earned on content sales, none of these research and development costs are borne directly by customers.

RECENT DEVELOPMENTS

    On November 10, 2000, the Company entered into a Shareholder Agreement with the holders of approximately 97% of the Company's Series B Preferred Stock under which these stockholders agreed, subject to various conditions, that they will not trade in the Company's securities until June 1, 2001. In return, the Company issued warrants to purchase an aggregate of 1,825,040 shares of the Company's common stock at an exercise price of not less than $2.25 per share.

    On December 4, 2000, the Company announced that it would begin doing business under the name "Digital Goods." The Company also changed its trading symbol to "DIGS".

    On December 21, 2000, the Company issued 36,649 shares of Series C Preferred Stock to a group of investors including Tudor Funds, Apex Venture Partners, Ascent Venture Partners, Ritchie Capital Management and SI Venture Partners for a purchase price of $191 per share and an aggregate purchase price of $7,000,000. Each share of Series C is convertible into 100 shares of the Company's common stock. Each investor was also issued three warrants: a warrant for additional shares of Series C Preferred Stock and two warrants for common stock. The warrants for Series C Stock are immediately exercisable for an aggregate of 9,162 shares of Series C Preferred Stock. One form of common stock warrant is exercisable for an aggregate of 244,339 shares of common stock on or after August 1, 2001 if a registration statement covering the common stock that is issuable upon conversion of the Series C Preferred Stock is not declared effective by the SEC by that date. The second form of common stock warrant is exercisable for an aggregate of 244,339 shares of common stock on or after October 15, 2001 if that same registration statement has not been declared effective by the SEC by that date.

    On February 21, 2001, the Company launched Amplifi, its suite of digital content marketing services. The launch of Amplifi completed the Company's transition from a digital rights management vendor to a content marketing and eCommerce services company.

    In the first quarter of 2001, the Company ceased operations at its Chili Pepper location. Since its acquisition, key systems and employees at Chili Pepper were incorporated into the interactive marketing group at the Company to support the Company's Amplifi-TM- suite of eComerce and content marketing products. The remaining operations at the Chili Pepper Boston office, which employed seven people, was discontinued. All other assets will continue to be used in other parts of the Company's operations. Chili Pepper accounted for approximately $568,716 of the Company's net revenues in 2000.

RISK FACTORS

    The Company's financial condition and results of operations are subject to a number of risks and uncertainties which are discussed below and in other documents filed by the Company with the Securities and Exchange Commission. Prospective investors should carefully review all of the other information set forth in this Annual Report on Form 10-KSB and the Exhibits filed herewith.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE ON FAVORABLE TERMS, IF AT ALL.

    The Company anticipates that it will continue to incur operating losses and negative cash flows from operations and capital expenditures through 2001 and 2002. The Company, based upon its current operating plan, does not anticipate that its currently available funds will be sufficient to satisfy its anticipated needs for working capital, capital expenditures and business expansion through the end of the year. The Company's cash requirements, however, depend upon many factors, including, but not limited to, the Company's net cash flows from operations, the length of time it may take for the Company to develop a market for its products or services, the market acceptance of its products and services and the response of competitors who may develop competing products or services at lower costs. The Company is actively seeking additional investments through both strategic and financial investors. The Company currently does not have any commitments for additional financing. In addition, the Company is actively seeking a merger or acquisition partner. To the extent that the proceeds from recent equity financings are insufficient to fund the Company's activities, the Company anticipates that it will be necessary to raise additional capital through other means or to substantially reduce or eliminate current and planned software development programs and other operating expenses.

WE EXPECT THAT OUR CURRENT STRATEGY WILL RESULT IN CONTINUING NET LOSSES.

    The Company has incurred recurring net losses from operations since its inception and has recorded limited revenues to date and expects to continue incurring net losses through 2001 and 2002 as it continues to develop products and expand its marketing strategy. For example, the Company incurred a net loss of $15,373,788 for the fiscal year ended December 31, 2000, and its accumulated deficit is $24,095,432 through December 31, 2000. The Company cannot assure you that it will ever achieve profitability in the future or maintain profitability, if achieved, on a constant basis.

    The Company's business model is new and unproven, and the Company may not succeed in generating sufficient revenue to sustain and grow its business. Although the Company has begun to plan for revenue streams from other sources, the success of the Company's business currently depends on its ability to generate service revenues from its Amplifi content marketing services and transaction fees in the form of commissions charged by the Company on sales of electronic documents in commercial transactions. The volume of products and services distributed using the Company's technology may be too small to support or grow the Company's business. While some companies have decided to use the Company's system, other companies may wish to use other technology based on different business models, including the payment of a one-time license fee without sharing in ongoing revenues. If the Company is unable to generate revenues from transaction fees, the Company's business and operating results could be materially adversely affected.

WE MAY BE DE-LISTED FROM THE NASDAQ SMALL CAP MARKET IF OUR NET TANGIBLE ASSETS ARE NOT SUFFICIENT OR THE PRICE OF OUR COMMON STOCK REMAINS BELOW ONE DOLLAR FOR A PERIOD OF THIRTY CONSECUTIVE BUSINESS DAYS.

    Stocks traded on the Nasdaq Small Cap Market must meet certain listing requirements to remain listed. If the price of our common stock were to remain below one dollar for thirty (30) consecutive business days, we could be de-listed. We could also be de-listed if the value of our net tangible assets were to fall below two million dollars. In December 2000, we received a letter from Nasdaq indicating that the Company might be de-listed if it did not satisfy the listing requirements. At that time, the Company took steps to meet the listing requirements. The Company cannot assure you that it will be able to satisfy the listing requirements during the current fiscal year. De-listing would impair your ability to sell your shares of the Company's common stock.

THE COMPANY'S AVAILABLE FUNDS LIKELY WILL NOT SATISFY ANTICIPATED NEEDS.

    The current operating plan does not anticipate that currently available funds will be sufficient to satisfy anticipated needs for working capital and capital expenditures. The Company has encountered recent difficulties attracting capital and is not generating positive cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company is dependent upon achieving sufficiently profitable operations and obtaining adequate financing. The Company cannot assure you that sufficient profitability or new financing can be obtained.

IF OUR AMPLIFI SUITE OF DIGITAL CONTENT MARKETING SERVICES IS NOT ACCEPTED BY PUBLISHERS AND OTHER CONTENT PROVIDERS, OUR FINANCIAL RESULTS AND THE VALUE OF OUR SHARES COULD BE NEGATIVELY IMPACTED.

    During the 2000 fiscal year, the Company realigned its strategic focus from digital rights management to digital content marketing. The Company completed the transition to digital content marketing with the launch of Amplifi in February 2001. If publishers and other content providers do not accept and use Amplifi, the Company's financial results and the market value of our shares could be negatively impacted.

BECAUSE COMMERCIAL PUBLISHERS MAY HAVE CONCERNS ABOUT THE SECURITY OF THEIR INTELLECTUAL RIGHTS AND REDUCE THEIR PRINT SALES, WE MAY NOT BE SUCCESSFUL IN ATTRACTING CONTENT PROVIDERS. THEREFORE OUR BUSINESS AND YOUR STOCK VALUE MAY SUFFER.

    Commercial publishers, a generic term for the owner of the intellectual property, which includes traditional print publishers as well as media and research organizations, have in the past, distributed their products through traditional distribution channels for printed materials. Such commercial publishers, while interested in using the internet as a new incremental sales channel, have concerns about the protection of their intellectual rights using a digital medium. They worry, among other things, that their content may be posted for free on the internet. In addition, commercial publishers are also resistant to digital distribution for fear that it might reduce their print sales. Because we receive a transaction fee every time a user purchases electronic content, in order to generate sufficient transaction fees to support our business, we must convince content providers of the merits of our system and adoption of the internet as a new incremental sales channel. Our failure to do so would result in less content being available for sale on our system which may adversely affect the value of your interest in our company.

WE RELY ON OUR AFFILIATE NETWORK AS THE MAIN SOURCE OF TRAFFIC TO OUR WEBSITE. THEREFORE, IF WE FAIL TO ATTRACT THE NUMBER OF AFFILIATES NEEDED, WE MAY NOT GENERATE SUFFICIENT REVENUE TO SUPPORT FUTURE DEVELOPMENT EFFORTS OR ONGOING BUSINESS OPERATIONS.

    A key part of our strategy is to actively facilitate and create demand for information products by developing an affiliate program with websites whose visitors are likely to purchase content offered through our system. Our affiliates will place a link on their website allowing a prospect to easily and conveniently purchase a desired information product. When the prospect clicks on the link, they are taken to our system but in many cases our site looks like the affiliate's site or does not indicate that it is a SoftLock site. We believe this private label approach makes our system more attractive to affiliates.

Other internet companies may use their affiliate network to drive incremental traffic to their portal site whereas we use our affiliate network as the primary source of traffic to our site. Not specifically branding a SoftLock portal site makes our results more dependent on our ability to attract affiliates that draw high traffic. There are a variety of reasons that high traffic sites have been and may continue to be resistant to becoming our affiliates. In some cases, high traffic sites have preferred selling their website space to advertisers or others who pay an upfront fee rather than providing that space on a commission structure whereby the affiliate only receives money upon the purchase of content. If we do not attract a sufficient number of affiliates and our affiliates are not successful in converting website visitors into content purchasers, we may not generate revenues sufficient for continued business operation or growth and the value of your stock may not appreciate or may decline.

BECAUSE OUR PRODUCT IS SUPPOSED TO PROTECT PROPRIETARY DIGITAL CONTENT, DEMAND FOR OUR PRODUCT BY OUR LICENSEES OR THEIR CUSTOMERS COULD DECREASE AND OUR BUSINESS COULD BE ESPECIALLY DAMAGED BY BREACHES IN OUR PATENTED SECURITY METHODS.

    The secure transmission and trusted management of proprietary information over the internet is essential to establishing and maintaining confidence in our product. The basic premise of our product is the prevention of electronic shoplifting or piracy not just during the initial download of the content, but when passed from one consumer to another. The actions of hackers, or other individuals with advanced computer capabilities could result in a compromise or breach of the security technology, including cryptography technology, that we use to protect digital content and consumer transaction data. Failure by our products' patented security methods and processes to accomplish their main purpose could result in more severe damage to our name, brand, and image than would be experienced by other internet companies not in the digital rights management industry. Such breaches could also expose us to a risk of loss or litigation that may not be adequately covered by our insurance policies. Even the perceived failure of our products will likely have these adverse affects. Reduced demand and litigation costs could hurt our financial results and the market value of our shares.

IF OUR COMPETITORS SIGN EXCLUSIVE LICENSES WITH MAKERS OF NEW READER DEVICES, WE WOULD BE PREVENTED FROM PROVIDING CONTENT TO THOSE DEVICES. OUR INABILITY TO OFFER PRODUCTS COMPATIBLE TO POPULAR HARDWARE WOULD HURT OUR OPERATING RESULTS.

    The market for providing digital content on the internet is marked by rapid technological change, both within the distribution technology as well as within the reader devices available to consumers. For instance, if a new reader device is introduced and we are not able to provide content to such devices due to exclusive arrangements the device maker may have with our competitors, our business could be seriously harmed and our operating results could be affected.

THE MARKET FOR ONLINE COMMERCE IS NEW AND EMERGING AND IF IT DOES NOT GROW AS RAPIDLY AS WE ANTICIPATE, OUR PLANNED GROWTH AND FINANCIAL OBJECTIVES WILL NOT BE MET.

    The Company's business model is based on an analysis of consumer behavior with respect to digital products and the development of an alternative channel for the sale of digital content and a new transaction processing infrastructure. The market for the purchase of products and services over the Internet, especially the purchase of information content, is a new and emerging market. The Company's future revenues, profits and, in part, its business model, depend on the willingness of consumers to conduct online commerce and the demands of companies for securely distributing proprietary content on the Internet. Rapid growth in the use of and interest in the Internet and other online services is a recent phenomenon. This growth may not continue. A sufficiently broad base of consumers may not adopt, or continue to use, the Internet as a medium of commerce. Demand for and market acceptance of recently introduced products and services over the Internet are subject to a high level of uncertainty. There are few proven products and services.

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

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS COULD SUFFER.

    The Company's success depends in part on its ability to enforce intellectual property rights for its technology and software, both in the United States and abroad. In addition to the protection provided by the patent, the Company's software is protected by copyright and the use of contractual restrictions and license agreements that restrict the unauthorized distribution of the Company's proprietary data. While the Company has attempted to limit unauthorized use of its software products or the dissemination of its proprietary information, the Company cannot assure you that we will be able to retain our proprietary software rights or prohibit the unauthorized use of proprietary information. The Company may file additional applications for patents, copyrights and trademarks as management deems appropriate. We cannot assure you that any patents, copyrights or trademarks the Company may obtain will be sufficiently broad to protect the Company's products. We also cannot assure you that applicable law will provide effective injunctive remedies to stop infringement on the Company's patents (if obtained), trademarks or copyrights. In addition, the Company cannot assure you that any patent, trademark or copyright obtained by the Company will not be challenged, invalidated, or circumvented, that intellectual property rights obtained by the Company will provide competitive advantages, or that the Company's competitors will not independently develop technologies or products that are substantially equivalent to those of the Company.

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

IF OUR TECHNOLOGY IS NOT ADOPTED BY THIRD PARTIES, WE MAY FAIL TO ACHIEVE PROFITABILITY.

    If third parties, such as publishers and content providers, do not use the Company's technology and create a market for digital commerce, our business and operating results could be materially adversely affected. The Company's business and operating results could be materially adversely affected to the extent publishers and content providers fail, in whole or in part, to: (i) use the Company's technology; (ii) develop infrastructure for the sale and delivery of digital goods and services; (iii) generate transaction fees from the sale of digital content and services; and (iv) promote brand preference for the Company's products and services. The Company may not generate sufficient revenue to grow its business unless it maintains relationships with existing users and significantly increases the number of companies that use its technology for the sale of digital content. The Company's ability to attract new users will depend on a variety of factors, including: (i) the performance, reliability and security of the Company's products and services; (ii) the scalability of the Company's products and services--(the ability to rapidly increase deployment size from a limited number of end-users to a very large number of end-users); (iii) the cost-effectiveness of the Company's products and services; and (iv) the Company's ability to market its products and services effectively.

    The Company's ability to attract new users will also depend on the performance of its initial users and the overall success of the Company's distribution system. Many potential users may resist working with the Company until its, and the Company's, users, content, products and services have been successfully introduced into the market and have achieved market acceptance. The Company may not be able to attract a critical mass of users that will develop products and services and the Company's system may not achieve widespread deployment to users that the Company believes is necessary for it to become successful.

    In addition, the Company may not be able to establish relationships with important potential new users if it has already established relationships with other users who are their competitors. Therefore, it is important that the Company is perceived as a neutral and trusted technology and service provider. In addition, the Company requires publishers and content providers operating within the Company's system to comply with specifications administered by the Company. Potential users may be unwilling to be subject to the control of these specifications.

IF THERE ARE DEFECTS AND ERRORS IN THE COMPANY'S TECHNOLOGY, WE MAY LOSE
REVENUES.

    Defects and errors in current or future products could result in delayed or failed deployment of the Company's technology, lost revenues, or a delay in or failure to achieve market acceptance. Any of these scenarios could seriously harm the Company's business and operating results. Complex software products, like the Company's, often contain errors or defects, including errors relating to security, particularly when first introduced or when new versions or enhancements are released. Because this is a system used for commerce, the Company believes that standards for reliability and performance may be very high.

    If the Company's products or content contain errors or defects not discovered in the process of development, it could seriously undermine the perceived trust and security needed for a commercial system. It could delay or prevent market acceptance of digital commerce resulting in material adverse affects to the Company's business and operating results.

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

THE COMPANY FACES LEGAL RISKS ARISING OUT OF ITS PROPRIETARY TECHNOLOGY AND PATENTS AND FROM FAILURES OF ITS SOFTWARE OR SYSTEM.

    The Company faces the risk of patent-related suits, including legal actions that might be pursued to litigate or defend the Company's patent. The outcomes and expenses of these actions cannot be predicted with confidence. Liability lawsuits are also risks to be considered. The Company has developed software technology to protect intellectual property, but we cannot assure you that this technology will not be breached, resulting in lost revenues for which the Company might be held responsible. Similarly, the software that incorporates the Company's technology can have adverse consequences that might lead to claims of liability against the Company.

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

    Some of the Company's competitors have longer operating histories and significantly greater financial, technical, marketing, and other resources than the Company. Many of these companies have a more extensive customer base and have broader partner relationships that they could leverage, including relationships with many of the Company's current and potential partners. These companies also have significantly more established customer support and professional services organizations than the Company. In addition, these companies may adopt aggressive pricing policies. The Company cannot assure you that it will be able to convince its prospective customers of the merits of the Company's system or that the Company will be able to compete with these competitors successfully.

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

THE COMPANY MAY SUFFER LOSSES ARISING FROM INFRINGEMENT UPON THE USE OF ITS DOMAIN NAMES.

    The Company currently holds the Internet domain names "www.softlock.com", "www.digitalgoods.com" and "www.digigoods.com" as well as various other related names. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Recently, new policies regarding resolution procedures for domain name disputes have been adopted. Furthermore, regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, the Company may not acquire or maintain the "softlock.com", "digitalgoods.com" or "digigoods.com" domain names in all of the countries in which the Company may conduct business.

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

GOVERNMENT REGULATION MAY IMPAIR THE COMPANY'S PROFITABILITY AND RESTRICT
GROWTH.

    Exports of software products utilizing encryption technology are generally restricted by the United States and various foreign governments. Changes in export laws and regulations may impose restrictions on the Company's ability to distribute products and services internationally. This could limit the Company's ability to gain revenue and grow its business.

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

THE COMPANY'S SHARES ELIGIBLE FOR FUTURE SALE MAY RESULT IN A DECREASE IN THE PRICE OF THE COMPANY'S COMMON STOCK.

    There are 13,221,007 shares of the Company's common stock issued and outstanding as of March 14, 2001. In addition, the Company has outstanding 51,471 shares of Series A Preferred Stock which are convertible into 5,147,100 shares of common stock. The Company has outstanding 45,626 shares of Series B Preferred Stock which are convertible into 4,562,600 shares of common stock. The Company also has outstanding 36,649 shares of Series C Preferred Stock which are convertible into 3,664,900 shares of common stock. The Series A Preferred Stock completed the one-year holding period of Rule 144 in February 2001. The Company has filed an effective registration statement with the SEC registering the shares of the common stock issuable upon conversion of the Series B Preferred Stock. In addition, the Company has committed to file a registration statement with the SEC by April 15, 2001 to register the shares of common stock issuable upon conversion of the Series C Preferred Stock and to use its reasonable best efforts to have the registration statement declared effective by July 15, 2001. In connection with the issuance of the shares of Series C Preferred Stock, the Company also issued (i) warrants for 9,162 additional shares of Series C Preferred Stock, that are immediately exercisable, and (ii) warrants for 488,678 shares of common stock, half of which may be exercised on August 1, 2001 if a registration statement covering the common stock that is issuable upon conversion of the Series C Preferred Stock is not declared effective by the SEC by August 1, 2001 and the remainder of which may be exercised on October 15, 2001 if the registration statement has not been declared effective by the SEC by October 15, 2001.

    Pursuant to a shareholders agreement dated November 10, 2000, the Company issued warrants to purchase an aggregate of 1,825,040 shares of common stock at an exercise price of not less than $2.25 per share to the following warrantholders: Raptor Global Portfolio, Ltd.; Altar Rock Fund, L.P.; RC Capital, L.L.C.; Ram Trading, Ltd.; Ritchie Capital Management, LLC; Apex Investment Fund IV, L.P.; Apex Strategic Partners IV, LLC; and SI Venture Fund II, L.P.

    Sales of substantial amounts of shares of common stock by shareholders (pursuant to Rule 144, through the S-2 registration statement that became effective on August 10, 2000, through the registration statement to be filed for the holders of Series C Preferred Stock or otherwise) could adversely affect the then market price of the Company's securities and make it more difficult for the Company to sell equity securities in the future at a time and price which it deems appropriate. The Company is unable to predict the effect that sales made in the future under Rule 144 or otherwise may have on the then prevailing market price of the common stock. Nonetheless, the possibility exists that the sale of these shares may have a depressive effect on the price of the Company's common stock and may affect the Company's ability to obtain additional financing on favorable terms, if at all, in the future.

LOW VOLUME TRADING; POSSIBLE VOLATILITY OF STOCK PRICE.

    The Company's common stock is traded on the Nasdaq SmallCap Market, has traded in only small volumes and has been subject to a certain amount of volatility in the price. The Company cannot assure you that a more active market will develop or that a shareholder will be able to liquidate his investment without considerable delay, if at all. Even if a more active market should develop, the price may remain volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the Company's common stock. The Company cannot assure you that the Company's trading price will remain at any particular level. If the trading price were to fall sufficiently, many brokerage firms may not be willing to effect transactions in the Company's securities, particularly because low-priced securities are subject to a Commission rule that imposes additional sales practice requirements on broker-dealers who sell low-priced (generally those below $5 per share) securities. Consequently, unless and until the market price for the Company's common stock increases significantly, brokerage firms may be reluctant to trade the Company's common stock.

PENNY STOCK REGULATIONS MAY AFFECT AN INVESTOR'S ABILITY TO SELL THE COMPANY'S COMMON STOCK AND THE PRICE OF THE STOCK.

    If the Company were unable to meet the Nasdaq listing or maintenance requirements and the price per share of the Company's common stock were to remain below $5.00 per share, then the Company's common stock would become subject to certain "penny stock" rules promulgated by the Commission. Under that rule, broker-dealers who recommend "penny stocks" to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

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

MANAGEMENT EXERCISES SIGNIFICANT CONTROL OVER THE COMPANY.

    The officers and directors own approximately 57% of the Company's currently outstanding common stock. As a result, if the officers and directors act together, they will have significant influence on the outcome of all matters requiring shareholder approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company's assets) and significant influence on the management and affairs of the Company. Such influence could discourage others from initiating potential merger, takeover or other change of control transactions. As a result, the market price of the Company's common stock could be adversely affected.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Some of the statements under "Description of Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Report and in the Company's periodic filings with the Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors which may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Report.

    In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology.

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

ITEM 2. DESCRIPTION OF PROPERTY.

    Through December 31, 2000, the Company's principal offices were located in Maynard, Massachusetts and consisted of approximately 15,000 square feet. The offices were leased at a monthly rental of $7,448 for the first nine months of 2000 and escalated to $14,219 for the remainder of 2000. Payments escalate to $21,114 for the third through the seventh year of the lease. The Company is also obligated to pay additional amounts for the annual operation and maintenance of the building and for taxes. In May 2000, in conjunction with the acquisition of Chili Pepper, the Company assumed a five (5) year operating lease for office space in Boston, Massachusetts that consisted of approximately 1,000 square feet. Payments of $2,667 were made for the first three months, escalating to $2,750 for year two, $2,833 for year three, $2,917 for year four and $3,000 for year five. On February 1, 2001 the Company terminated that lease with a penalty of $5,333, and moved its operations to a 1,500 square feet location, also in Boston. The new lease is a six (6) month term with a monthly rental of $8,750. The Company is recording the expense on all of its escalating leases on a straight-line basis over the entire life of the lease.

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

    The Company is one of approximately 18 defendants in an action in the United States District Court for the Southern District of New York entitled Interactive Gift v. Compuserve Inc. et al, filed August 23, 1995. The action alleges that the Company and 17 other defendants infringed on the U.S. Patent No. 4,528,643 held by E-Data Inc. The plaintiff seeks judgment declaring the validity of its patent and further declaring that each of the defendants has infringed the plaintiff's patent, enjoinment of further infringement and treble damages plus attorneys' fees and costs and disbursements.

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

    Although the Company and its counsel are unable to predict the ultimate outcome of the appeal with any reasonable degree of certainty, the Company will continue to defend its position vigorously.

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

    The Company is subject to this and other litigation from time to time in the ordinary course of business. Although the amount of the liability, if any, with respect to this litigation cannot be determined, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    In December 2000, the holders of more than two-thirds of each of the Series A Preferred Stock and Series B Preferred Stock consented to an amendment to the Company's Certificate of Incorporation, authorizing 76,523 shares of Series C Preferred Stock.

                                    PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

MARKET INFORMATION

    Since September 14, 2000, the Company's common stock has traded on the Nasdaq SmallCap market. Prior to that time, the Company's common stock traded on the Over the Counter Bulletin Board.

    The following table sets forth the high and low closing bid prices for the Company's common stock for the past two (2) years. The quotations reflect inter-dealer prices, with retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                                              HIGH BID   LOW BID
                                                              --------   --------
1999
First Quarter...............................................   $ 7.94     $ 4.50
Second Quarter..............................................   $12.63     $ 6.75
Third Quarter...............................................   $ 7.44     $ 2.63
Fourth Quarter..............................................   $ 5.25     $ 3.13
2000
First Quarter...............................................   $21.75     $3.625
Second Quarter..............................................   $13.50     $ 4.00
Third Quarter...............................................   $ 7.00     $3.875
Fourth Quarter..............................................   $ 3.50     $ 1.00
2001
First Quarter (through March 9).............................   $1.375     $0.937

    On March 14, 2001, the last reported bid and asked prices for the common stock were $1.00 and $1.062, respectively.

HOLDERS

    As of March 14, 2001, the Company had approximately 2,000 holders of record of the Company's common stock.

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

    Preferred Series A shareholders are entitled to receive, if and when declared by the Board, quarterly dividends of $10.20 per preferred share per year. Unpaid dividends are cumulative but do not bear interest. There were $525,004 of dividends unpaid at December 31, 2000. No dividends were unpaid as of December 31, 1999. If all the Preferred Stock is automatically converted into common stock as a result of a qualified public offering and the Company provides the purchasers with an opportunity to register their shares of common stock resulting from the conversion, all within two years of the date of closing, then no dividends are payable.

    Preferred Series B shareholders are entitled to receive dividends when and as declared by the Board.

    Preferred Series C shareholders are entitled to receive, prior to any dividends payable to the holders of Series A Preferred, Series B Preferred or Common Stock, dividends at a rate equal to eight percent (8%) per year to be declared by the board of directors and payable on December 21, 2001 and December 21, 2002. Dividends accrue from December 21, 2000. These dividends accrue and are payable only until and through December 21, 2002. The Preferred Series C shareholders are not entitled to the payment of any accrued dividends if all Preferred Series C shares are automatically converted into shares of Common Stock as a result of a qualified Public Offering.

RECENT SALES OF UNREGISTERED SECURITIES

    Beginning in November 1998, the Company commenced a private placement offering of up to 1,600,000 shares of its common stock at an offering price of $1.25 per share under Section 4(2) of the Securities Act of 1933 (the "Act") and Regulation D promulgated thereunder. From January 4, 1999 to February 22, 1999, the Company sold 1,540,000 shares of its common stock resulting in net proceeds of $1,882,210. The Company offered the shares on a "best efforts" basis through officers and directors of the Company and through selected members of the National Association of Securities Dealers, Inc. A total of $40,520 in commissions was paid to NASD members in connection with the offering. All of the certificates evidencing the shares of the Company's common stock received as a result of the offering were impressed with the form of restrictive legend utilized by the Company, and stop transfer instructions have been noted against the transfer of those certificates.

    Beginning in May 1999, the Company commenced a private placement offering of up to 1,200,000 shares of its common stock at an offering price of $5 per share under Section 4(2) of the Act and Regulation D promulgated under the Act. From May 1999 to June 1999, the Company sold 235,000 shares of its common stock resulting in net proceeds of $1,155,136. The Company offered the shares on a "best efforts" basis through officers and directors of the Company and through selected members of the National Association of Securities Dealers, Inc. The shares were offered for sale to accredited investors only, pursuant to the exemptions from registration contained in Section 4(2) of the Act and Regulation D promulgated under the Act. All of the certificates evidencing the shares of the Company's common stock received as a result of the offering were impressed with the form of restrictive legend utilized by the Company, and stop transfer instructions have been noted against the transfer of those certificates.

    Beginning in October, 1999, the Company commenced a private placement offering of up to 1,200,000 shares of its common stock at an offering price of $1.25 per share under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. On November 15, 1999 the offering was increased to 1,600,000 shares. From October 25, 1999 until November 29, 1999 the Company sold 1,600,000 shares of its common stock resulting in net proceeds of $1,988,557. The Company offered the shares on a "best efforts" basis through officers and directors of the Company. The shares were offered for sale to accredited investors only, pursuant to the exemptions from registration contained in Section 4(2) of the Act and Regulation D promulgated under the Act. All of the certificates evidencing the shares of the Company's common stock received as a result of the offering were impressed with the form of restrictive legend utilized by the Company, and stop transfer instructions have been noted against the transfer of those certificates.

    On January 10, 2000, the Company announced that pursuant to closings on December 30, 1999 and January 7, 2000, it had issued 36,765 shares of Series A Preferred Stock to a group of four investors: SI Venture Fund II, L.P. ("SI"), Apex Investment Fund IV, L.P., Apex Strategic Partners IV, LLC (collectively, "Apex") and RSA Security Inc. ("RSA") for a purchase price of $102 per share and an aggregate purchase price of $3,750,030. Each share of the Series A Preferred is convertible into 100 shares of the Company's common stock. In connection with the placement of the Series A Preferred, we issued 1,964 warrants convertible into the Series A Preferred Stock. In February 2000, SI exercised all of those warrants.

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

    On February 14, 2000, the Company announced that pursuant to closings on February 10, 2000, it had issued 46,876 shares of Series B Preferred Stock to a group of investors, including affiliates of Tudor Investment Corp. and Ritchie Capital as well as investors in an earlier round of financing, SI Venture Fund II, L.P. and Apex Investment Fund IV, L.P. for a purchase price of $160 per share and an aggregate purchase price of $7,500,000. Each share of the Series B Preferred is convertible into 100 shares of the Company's common stock. These investors were also issued two warrants, one of which becomes exercisable for an aggregate of 312,500 shares of common stock if as of August 15, 2000 the Company's registration statement for the shares of common stock issuable upon conversion of the Series B Preferred Stock was not declared effective and the Nasdaq listing application for the common stock was not accepted and the second of which would become exercisable for an aggregate of an additional 312,500 shares of common stock if as of November 15, 2000 these two conditions were not met. These warrants did not become effective.

    The Company also announced that Ascent Venture Partners III, L.P. ("Ascent") had purchased 14,706 shares of the Company's Series A Preferred Stock for $102 per share and an aggregate purchase price of $1,500,000. In connection with the investment by Ascent, the Company agreed to appoint an Ascent representative to its Board of Directors.

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

    On November 10, 2000, the Company issued warrants to purchase an aggregate of 1,825,040 shares of the Company's Common Stock at an exercise price of not less than $2.25 per share to the holders of 97% of the Company's Series B Preferred Stock.

    On December 22, 2000, the Company announced that pursuant to a closing on December 21, 2000, it had issued 36,649 shares of Series C Preferred Stock to a group of investors, including Tudor Funds, Apex Venture Partners, Ascent Venture Partners, Ritchie Capital Management and SI Venture Partners for a purchase price of $191 per share and an aggregate purchase price of $7,000,000. Each share of Series C Preferred is convertible into 100 shares of the Company's common stock. Each investor was also issued three warrants: a warrant for additional shares of Series C Preferred Stock and two warrants for common stock. The warrants for Series C Preferred Stock are immediately exercisable for an aggregate of 9,162 shares of Series C Preferred Stock. One form of common stock warrant is exercisable for an aggregate of 244,339 shares on or after August 1, 2001 if a registration statement covering the common stock that is issuable upon conversion of the Series C Preferred Stock is not declared effective by the SEC by that date. The second form of common stock warrant is exercisable for an aggregate of 244,339 shares on or after October 15, 2001 if that same registration statement has not been declared effective by the SEC by October 15, 2001.

    In connection with the Series C transaction, the Company entered into a Series C Preferred Stock and Warrant Purchase Agreement dated as of
December 21, 2000 with the Series C investors and an Amended and Restated Shareholders' and Rights Agreement with the Series C investors, the holders of the Series A Preferred Stock and the Series B Preferred Stock. The Company also filed a Certificate of

Designation with the Delaware Secretary of State that states the powers, preferences and rights of the Series C Preferred Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND

    The Company has incurred recurring net losses from operations since its inception and has recorded limited revenues to date and expects to continue incurring net losses through 2001 and 2002 as it continues to develop products and expand its marketing strategy. For example, the Company incurred a net loss of $15,373,788 for the fiscal year ended December 31, 2000, and its accumulated deficit is $24,095,432 at December 31, 2000.

    The Company, based upon its current operating plan, does not anticipate that its currently available funds will be sufficient to satisfy its anticipated needs for working capital, capital expenditures and business expansion through the end of the year. The Company has encountered recent difficulties attracting capital and is not generating positive cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company is dependent on (1) achieving sufficiently profitable operations and (2) obtaining adequate financing. Management is exploring several alternatives including the raising of additional capital from strategic and financial investors, the repositioning of the Company's product and service offerings or the merger or sale of the Company. However, we cannot assure you that the Company will be successful in accomplishing these objectives.

    The Company was incorporated under the name Fieldcrest Corporation in the State of Delaware in December 1989 for the primary purpose of seeking out acquisitions of properties, businesses or merger candidates, without limitation as to the nature of the business operations or geographic area of the acquisition candidate.

    On July 28, 1998, the Company and SoftLock Services completed an Agreement and Plan of Reorganization under which the Company acquired all of the issued and outstanding common shares of SoftLock Services in exchange for the issuance of 7,097,266 shares of the Company's common stock. The Company has accounted for the transaction as a reverse acquisition. The fiscal year of the Company was changed from March 31 to December 31 to correspond to the fiscal year of SoftLock Services.

    Subsequent to the reverse acquisition of SoftLock Services, the Company changed its name from Fieldcrest Corporation to SoftLock.com, Inc. to better reflect the ongoing business of the Company. The Company's trading symbol was also changed to "SLCK". The Company's common stock currently trades on the Nasdaq SmallCap market and its trading symbol currently is "DIGS". On
December 4, 2000, the Company announced that it would begin doing business under the name "Digital Goods."

    Except as otherwise noted, all references to the "Company" include SoftLock.com, Inc. doing business as Digital Goods and its subsidiary, SoftLock Services.

    Since 1992, the Company has been vending passwords to unlock secure digital content on CD-ROM. In October 1999, the Company introduced its internet distribution system allowing publishers of electronic content to securely sell their digital content from their own Web sites using the Company's Amplifi suite of digital content marketing tools including the Digital Goods Affiliate Network.

    The Digital Goods Solution system promotes the secure distribution of digital information by taking advantage of consumers' natural tendency to pass along relevant content to colleagues, friends and family. The Company's patented (US #5,509,070) technology prevents electronic shoplifting (piracy) while the "locked" content is securely sampled, electronically purchased, and redistributed.

    When a prospective consumer receives premium digital content the consumer can sample a portion of the final product. The consumer can then instantly purchase the complete product via access to the World Wide Web. The consumer then has permanent access to the product for personal use. The consumer is also encouraged to copy the product and redistribute the product to friends or colleagues because digital content using our patented DRM technology automatically returns to the locked state, or "demo" mode, when copied from one computer to another. Such practice invites another purchase of the full content.

    The Digital Goods Affiliate Network is a distribution system enabling the content providers to securely sell documents through affiliate web sites. The Company remits payments to content providers and to its affiliates, and also provides reports and customer service.

    Providers of digital content include traditional print publishers, web-based information services, financial/business research, magazines, books, newspapers, and new media companies.

CORPORATE STRUCTURE

    The Company currently consists of SoftLock.com, Inc. d/b/a Digital Goods and its wholly owned operating subsidiary, SoftLock Services, Inc. In 1998, the Company underwent a stock transfer and exchange of 7,097,266 shares of restricted common stock for all of the issued and outstanding shares of SoftLock Services, wherein the owners of SoftLock Services became the majority owners of the Company. Prior to this transaction, the Company operated as a shell company organized to locate and acquire an operating company. All operations presented herein are those of the acquired operating company. This transaction also resulted in a change in reporting year from March 31 to December 31, the fiscal year end of SoftLock Services.

RESULTS OF OPERATIONS

    The following table sets forth various items as a percentage of revenues for the years ended December 31, 2000, 1999 and 1998.

                                                                               YEAR ENDED
                                                                  ------------------------------------
                                                                    2000          1999          1998
                                                                  --------      --------      --------
Statement of operations data
Net revenue.................................................         100%          100%          100%
Cost of revenue.............................................          51%           26%           21%
Gross profit................................................          49%           74%           79%

DECEMBER 31, 2000 AS COMPARED TO DECEMBER 31, 1999

    Total net revenues increased to $675,657 for the year ended December 31, 2000 ("2000"), as compared to $83,790 for the year ended December 31, 1999 ("1999"). The increase is primarily a result of increased revenue from the Company's internet distribution system and password vending to $66,971 from $50,290 in 1999, a 33% increase, and the addition, in 2000, of digital content and other marketing services amounting to $588,266, including $568,716 from our Chili Pepper operations.

    Gross profit was $332,012, including $319,202 from our Chili Pepper operations for the twelve months ended December 31, 2000, or 49% of revenue, as compared to $61,888 for 1999, or 74% of revenue. This decrease in gross profit is attributable to an increase in the volume of digital content and other marketing services performed in 2000, the gross margin of which was 44% during the year. In addition, gross margin was negatively impacted by an increase in license fees associated with the Company's digital rights management services, and an increase in both the fixed and variable credit card transaction fees associated with a higher number of transactions, a majority of which had a lower average commission per unit.

    Operating expenses increased to $15,963,392 for the year ended December 31, 2000, as compared to $6,705,092 for the year ended December 31, 1999. This increase of $9,258,300 is primarily due to costs associated with significant staffing increases (from 30 employees at the end of 1999 to 65 employees as of the end of 2000) to support the DRM and digital content marketing systems, related operating and consulting costs, research and development costs, and other miscellaneous administrative costs. Included in operating expenses are costs related to noncash compensation and consulting in the amount of $602,613 and $2,770,155 in 2000 and 1999, respectively.

    Research and development costs increased to $4,612,728 for the year ended December 31, 2000, as compared to $1,823,141 for the year ended December 31, 1999. This increase of $2,789,587 is related to the additional staffing, as well as outside consulting, in connection with the research and development of the DRM and digital content marketing systems and related proprietary software. Included in research and development expenses are costs related to noncash compensation and consulting in the amounts of $16,543 and $550,107 for the year ended December 31, 2000 and 1999, respectively.

    Selling and marketing costs increased to $4,613,629 for the year ended December 31, 2000, as compared to $1,181,155 for the year ended December 31, 1999. This increase of $3,432,474 is attributable to additional staffing and outside consulting costs associated with the enrollment of Content Providers and Affiliates for the Digital Goods Affiliate Network, as well as, costs relating to advertising and re-branding efforts. Included in selling and marketing expenses are costs related to noncash compensation and consulting in the amount of $81,348 and $278,582 in 2000 and 1999, respectively.

    General and administrative costs increased to $5,140,802 for the year ended December 31, 2000, as compared to $3,700,796 for the year ended December 31, 1999. This increase of $1,440,006 relates primarily to additional staffing and outside consulting costs incurred in the building of the management infrastructure and support team for the DRM and digital content marketing systems. Included in the above costs are salaries and wages, consulting, and all other related operating expenses. Also included in general and administrative expenses are costs related to noncash compensation and consulting in the amount of $504,722 and $1,941,466 in 2000 and 1999, respectively.

    Impairment of goodwill was $1,596,233 in 2000. In October 2000, the Chili Pepper operations began to fall significantly short of projected revenue targets. This was due in part to a downturn in the Internet industry, specifically the amount of dollars companies had available to spend on advertising and site launch activities.

    Based upon a review of the Chili Pepper operations, including an analysis of the projected cash flows and after further review of the economic environment of the target market served by the Chili Pepper operations, management believed that an impairment event had occurred as described under SFAS 121. The Company performed the analysis required to determine the impairment charge associated with the goodwill. Based on such analysis, the Company recognized an impairment of $1,596,233 relating to the unamortized goodwill.

    Further supporting this analysis was a board decision in the first quarter of 2001 to cease operations at its Chili Pepper location. Since its acquisition, key systems and employees at Chili Pepper have been incorporated into the interactive marketing group at the Company to support the Company's Amplifi-TM-suite of eComerce and content marketing products. The remaining operations at the Chili Pepper Boston office, which employed seven people, was discontinued. All other assets will continue to be used in other parts of the Company's operations.

    Other income, net increased to $257,592 for the year ended December 31, 2000, as compared to $44,249 for the year ended December 31, 1999. This change relates primarily to investment earnings on the Company's cash reserves, which increased as a result of the Company's private placement offerings of preferred stock, which occurred during the first and fourth quarter of 2000.

    Net loss increased to $15,373,788 for the year ended December 31, 2000, as compared to $6,598,955 for the year ended December 31,1999. The increase resulted primarily from the increase in operating expenses. Net loss attributable to common shareholders was $25,241,141 in 2000. This included beneficial conversion and accretion on preferred stock of $9,867,353. Net loss attributable to common shareholders was $9,809,559 in 1999, which included beneficial conversion on preferred stock on $3,210,604. The company anticipates that it will incur significant operating losses through 2001 and 2002.

DECEMBER 31, 1999 AS COMPARED TO DECEMBER 31, 1998

    Total revenues for the year ended December 31, 1999 ("1999") were $83,790, a 23.4% decrease as compared to $109,402 earned during the year ended
December 31, 1998 ("1998"). In 1999, revenue from password vending (the process by which documents are "unlocked" in the Company's legacy system) decreased to $50,290 from $60,240 in 1998, a 16.5% decrease. Revenues from licensing, custom tools and programming, and consulting and speaking decreased to $33,500 in 1999 from $49,162 in 1998, a 31.9% decrease. These decreases were consistent with the Company's strategy to derive future revenues primarily from commissions from the Digital Goods DRM system.

    Gross profit was $61,888, or 73.9% of revenue in 1999, as compared with $86,236, or 78.8% of revenue in 1998. The decrease in gross margin in the year is attributable to fixed transaction costs being spread over a smaller amount of revenue.

    Operating expenses totaled $6,705,092 for 1999 as compared with $840,751 for 1998, an increase of $5,864,341. The increase is primarily due to costs associated with significant staffing increases (from 10 employees at the end of 1998 to 30 employees as of the end of 1999) to support the Digital Goods DRM system, related operating and consulting costs, research and development costs, and other miscellaneous administrative costs. Included in operating expenses are costs related to noncash compensation and consulting in the amount of $2,770,155 and $221,593 in 1999 and 1998, respectively.

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

    Management anticipates that operating expenses will begin to decrease on a quarterly basis as the Company begins to implement various cost saving strategies. The Company will continue to support increased marketing and promotional efforts, to develop and release new products, attempt to identify investors to raise necessary capital, and otherwise create the infrastructure that the Company will need to provide its services in the future. There can be no assurance that additional cost saving strategies will not be necessary and that such strategies, when implemented, will cause the Company to scale back some of the items noted above.

LIQUIDITY AND CAPITAL RESOURCES

    The following is a summary of the Company's cash flows:

                                                              2000          1998         1999
                                                          ------------   -----------   ---------
Operating...............................................  $(11,751,078)  $(3,867,494)  $(510,847)
Investing...............................................  $   (703,790)     (844,002)     (3,607)
Financing...............................................  $ 16,061,187   $ 8,246,064   $ 555,732

    Cash used in operations totaled $11,751,078 in 2000 as compared with $3,867,494 in 1999. The increase in cash used primarily relates to the net loss sustained during the year, less $1,138,960 in depreciation and amortization charges, $602,628 in noncash compensation and consulting expenses and $106,002 in deferred rent expense. The loss was further offset by a net change in cash from working capital of $156,739, which included an increase in accrued compensation and benefits of $437,931 and accounts payable of $194,970, offset by a decrease in accounts receivable, prepaid and other current assets and other accrued expenses of $169,566, $143,003 and $(163,593), respectively. At
December 31, 2000, working capital (current assets minus current liabilities) totaled $5,438,546.

    Cash used in operations totaled $3,867,494 in 1999 as compared with $510,847 in 1998. The increase in cash used relates to the net loss sustained during the year, plus working capital changes. At December 31, 1999, working capital (current assets minus current liabilities) totaled $2,296,432.

    Investing activities for the year ended December 31, 2000 included $283,559 for computers, software and other equipment, $22,708 for leasehold improvements and $12,009 for furniture.

    Investing activities for the year ended December 31, 1999 included $225,090 of leasehold improvements related to the building-out of the new main office and $79,182 of computer and software purchases. Also included in investing activities is $510,411 of cash payments for website development costs related to capitalized website development costs of $1,444,360.

    Investments in 1998 were $3,607 for various computer and office equipment.

    The Company's primary source of liquidity continues to be proceeds from the sale of private placements of preferred securities. A total of $16,256,344 was raised, after commissions and expenses of the offering, in 2000 through the issuance of 19,608, 46,876 and 36,649 shares of Series A, Series B and Series C preferred stock, respectively. These funds are being used to finance continued operations, product development and marketing. A total of $5,025,903 was raised, after commissions and expenses of the offering, in 1999 through the issuance of 3,375,000 common shares. A total of $3,210,604 was raised, after commissions and expenses of the offering, in 1999 through the issuance of 31,863 shares of Series A preferred stock.

    On April 30, 1999, the Company entered into a Master Agreement of Terms and Conditions for Lease, amended in 2000 with TLP Leasing Programs, Inc. (the "Master Agreement"). The Master Agreement provides the Company with a source of financing in the amount of $900,000 with which to obtain certain equipment. As of December 31, 2000 the Company has utilized $806,344 of the lease line of credit.

    The Company has incurred recurring net losses from operations since its inception and has recorded limited revenues to date and expects to continue incurring net losses through 2001 and 2002 as it continues to develop products and implement its marketing strategy. For example, the Company incurred a net loss of $15,373,788 for the fiscal year ended December 31, 2000, and its accumulated deficit is $24,095,432 through December 31, 2000. The Company, based upon its current operating plan, does not anticipate that its currently available funds will be sufficient to satisfy its anticipated needs for working capital, capital expenditures and business expansion through the end of the year. The Company has encountered recent difficulties attracting capital and is not generating positive cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company is dependent on (1) achieving sufficiently profitable operations and (2) obtaining adequate financing. Management is exploring several alternatives including the raising of additional capital from strategic and financial investors, the repositioning of the Company's product and service offerings or the merger or sale of the Company. However, there can be no assurances that the Company will be successful in accomplishing these objectives.

    The Company plans to continue to develop, improve and enhance its product offerings as part of its continuous plan for research and development.

QUARTERLY FINANCIAL DATA

    Summarized quarterly financial data are as follows:

                                                FIRST        SECOND         THIRD        FOURTH
                                               QUARTER       QUARTER       QUARTER       QUARTER
                                             -----------   -----------   -----------   -----------
2000
Net Revenues...............................  $    12,734   $    90,812   $   339,926   $   232,185
Gross profit...............................        7,902        68,913       244,659        10,538
Net loss...................................   (3,092,144)   (3,583,255)   (3,513,911)   (5,184,478)
Loss per common share:
    Basic and Diluted......................  $      (.99)  $      (.29)  $      (.28)  $      (.40)

1999
Net Revenues...............................  $    48,097   $    18,014   $    11,373   $     6,306
Gross profit...............................       41,560        11,575         6,278         2,475
Net loss...................................     (577,545)   (1,855,770)   (1,909,350)   (2,256,290)
Loss per common share:
    Basic and Diluted......................  $      (.06)  $      (.17)  $      (.18)  $      (.53)

    The fourth quarter of 2000 includes a charge for impairment of goodwill amounting to $1,596,233.

ITEM 7. FINANCIAL STATEMENTS.

    The Financial Statements of the Company are set forth on pages F-1 to F-21 of this Report as part of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    On January 7, 2000, Comiskey & Company, P.C.'s appointment as principal auditors was terminated and the firm of Deloitte & Touche LLP was engaged as principal auditors. The decision to change auditors was recommended by the Audit Committee of the Company's Board of Directors and approved by the Board. In connection with the audits of the Company's two fiscal years ended December 31, 1998, and with respect to the subsequent period through the date of termination, there were no disagreements with Comiskey on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

    Comiskey's reports on the consolidated financial statements of the Company as of and for the two fiscal year periods ended December 31, 1998 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

    The Company delivered a copy of the Report on Form 8-K (that was filed with the SEC on January 13, 2000) to Comiskey on January 10, 2000 and requested Comiskey to furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with the statements made by the Company in that Form 8-K and, if not, stating the respects in which it does not agree. A copy of the response letter of Comiskey is attached to that Form 8-K.

    The Company engaged Deloitte & Touche LLP as its new independent auditors effective January 7, 2000. During the 1999 and 1998 fiscal years and through January 7, 2000, the Company had not consulted with Deloitte & Touche LLP concerning the Company's financial statements, including the application of accounting principles to a specified transaction (proposed or completed) or the type of audit opinion that might be rendered on the Company's financial statements or any matter that was either the subject of a "disagreement" or "reportable event" (as such terms are defined in Item 304 of Regulation S-B) with the previous independent accountants.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    The information contained under the caption "Executive Compensation" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 19, 2001, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

    The information contained under the caption "Executive Compensation" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 19, 2001, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 19, 2001, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information contained under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 19, 2001, is incorporated herein by reference.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as a part of this Form 10-KSB:

       Consolidated Financial Statements of SoftLock.com, Inc.:

       Independent Auditors' Report

       Consolidated Balance Sheets--December 31, 2000 and 1999

       Consolidated Statements of Operations--Years ended December 31, 2000, 1999 and 1998

       Consolidated Statements of Stockholders' Equity--Years ended December 31, 2000, 1999 and 1998

       Consolidated Statements of Cash Flows--Years ended December 31, 2000, 1999 and 1998

       Notes to Consolidated Financial Statements--December 31, 2000, 1999 and 1998

       Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

       EXHIBIT
       NUMBER                                   DESCRIPTION
- ---------------------                           -----------
2.1..........           Plan and Agreement of Reorganization among Fieldcrest Corp.,
                        SoftLock Services, Inc. and Jonathan Schull, dated May 22,
                        1998 (incorporated by reference to Exhibit 2.1 to the
                        Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998.)

3.3..........           Amended and Restated Certificate of Incorporation
                        (incorporated by reference to Exhibit 3(i) to the
                        Registrant's Quarterly Report for the quarter ended
                        June 30, 1999.)

       EXHIBIT
       NUMBER                                   DESCRIPTION
- ---------------------                           -----------
3.4..........           Amended and Restated Bylaws (incorporated by reference to
                        Exhibit 3(ii) to the Registrant's Quarterly Report for the
                        quarter ended June 30, 1999.)

3.5..........           Certificate of Designation of Powers, Preferences and Rights
                        of the Series A Preferred Stock (incorporated by reference to Exhibit 99.4 of the Company's Current Report on Form 8-K
                        dated as of December 30, 1999).

3.6..........           Amendment No. 1 to Certificate of Designation for Series A
                        Preferred Stock filed with the Delaware Secretary of State as of January 13, 2000 (incorporated by reference to
                        Exhibit 99.2 of the Company's Current Report on Form 8-K
                        dated as of February 10, 2000).

3.7..........           The Company's Certificate of Correction to Certificate of
                        Designation of Powers, Preferences and Rights of the
                        Series B Preferred Stock, (incorporated by reference to
                        Exhibit 99.5 of the Company's Current Report on Form 8-K
                        dated February 10, 2000).

*3.8.........           The Company's Certificate of Designation for Series C
                        Preferred Stock filed with the Delaware Secretary of State as of December 20, 2000.

*3.9.........           By-Law Amendment to the Company's Amended and Restated
                        Bylaws.

10.1.........           Employment Agreement, dated July 27, 1998, between SoftLock
                        Services, Inc. and Jonathan Schull (incorporated by
                        reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated July 28, 1998.)

10.2.........           Employment Agreement, dated September 2, 1998, between
                        SoftLock Services, Inc. and Keith Loris (incorporated by
                        reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

10.3.........           1998 Stock Option Plan (incorporated by reference to
                        Exhibit 10.3 to the Registrant's Annual Report on
                        Form 10-KSB for the fiscal year ended December 31, 1998).

10.4.........           Lease, dated March 4, 1999, between SoftLock.com,  Inc. and
                        Wellesley/Rosewood Maynard Mills Limited Partnership
                        (incorporated by reference to Exhibit 10.4 to the
                        Registrant's Annual Report on Form 10-KSB for the fiscal
                        year ended December 31, 1998).

10.5.........           Stock Option, dated October 25, 1996, granted by SoftLock
                        Services, Inc. to Maurice R. LaFlamme (incorporated by
                        reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

10.6.........           Series A Preferred Stock Purchase Agreement by and among the
                        Purchasers, SoftLock.com, Inc. and SoftLock Services,
                        (incorporated by reference to Exhibit 99.3 of the Company's
                        Current Report on Form 8-K dated as of December 30, 1999).

10.7.........           Supplement to Series A Preferred Stock Purchase Agreement
                        (incorporated by reference to Exhibit 99.5 of the Company's
                        Current Report on Form 8-K dated as of December 30, 1999).

10.8.........           Supplement to Series A Preferred Stock Purchase Agreement
                        (incorporated by reference to Exhibit 99.6 of the Company's
                        Current Report on Form 8-K dated as of February 10, 2000).

10.9.........           Amended and Restated Shareholders' and Rights Agreement
                        (incorporated by reference to Exhibit 99.3 of the Company's
                        Current Report on Form 8-K dated February 10, 2000).

10.10........           Series B Preferred Stock and Warrant Purchase Agreement by
                        and among the purchasers listed on the Schedule of
                        Purchasers, SoftLock.com, Inc. and SoftLock Services, Inc.
                        (incorporated by reference to Exhibit 99.4 of the Company's
                        Current Report on Form 8-K dated February 10, 2000).

       EXHIBIT
       NUMBER                                   DESCRIPTION
- ---------------------                           -----------
10.11........           Form of Warrant exercisable under certain conditions on
                        August 15, 2000 (incorporated by reference to Exhibit 99.7 of the Company's Current Report on Form 8-K dated
                        February 10, 2000).

10.12........           Form of Warrant exercisable under certain conditions on
                        November 15, 2000 (incorporated by reference to
                        Exhibit 99.8 of the Company's Current Report on Form 8-K
                        dated February 10, 2000).

10.13........           Amended and Restated Shareholders' and Rights Agreement
                        dated December 21, 2000, by and among the Company and the
                        the holders of shares of Series A, B and C Preferred Stock
                        (incorporated by reference to Exhibit 10.2 of the Company's
                        Current Report on Form 8-K dated January 5, 2001).

10.14........           Series C Preferred Stock and Warrant Purchase Agreement by
                        and among the Company and certain investors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on
                        Form 8-K dated January 5, 2001).

10.15........           Form of Series C Preferred Stock Warrant (incorporated by
                        referenced to Exhibit 10.3 of the Company's Current Report on Form 8-K dated January 5, 2001).

10.16........           Form of Warrant exercisable under certain conditions on
                        August 1, 2001 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated January 5,
                        2001).

10.17........           Form of Warrant exercisable under certain conditions on
                        October 15, 2001 (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated
                        January 5, 2001).

21...........           Subsidiaries of the Company

*23.1........           Consent of Independent Auditors

- ------------------------

*   Filed herewith.

(b) During the quarter ended December 31, 2000, the Company filed two Current Reports on Form 8-K. The Reports on Form 8-K filed on November 14, 2000 and December 4, 2000 are incorporated herein by reference.

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

Date: March 30, 2001                                   SOFTLOCK.COM, INC.

                                                       By:              /s/ SCOTT GRIFFITH
                                                            -----------------------------------------
                                                                          Scott Griffith
                                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURES                                   TITLE                    DATE
                     ----------                                   -----                    ----
                 /s/ SCOTT GRIFFITH
     -------------------------------------------       Chief Executive Officer,       March 30, 2001
                   Scott Griffith                        President and Director

                                                       Executive Vice President
                 /s/ ANDREW MORRISON                     and Chief Financial
     -------------------------------------------         Officer (Principal           March 30, 2001
                   Andrew Morrison                       Financial and Accounting
                                                         Officer)

                 /s/ JONATHAN SCHULL
     -------------------------------------------       Chief Technology Officer       March 30, 2001
                   Jonathan Schull                       and Director

                /s/ GEORGE MIDDLEMAS
     -------------------------------------------       Director                       March 30, 2001
                  George Middlemas

                   /s/ RONALD DUNN
     -------------------------------------------       Director                       March 30, 2001
                     Ronald Dunn

                 /s/ RICHARD N. GOLD
     -------------------------------------------       Director                       March 30, 2001
                   Richard N. Gold

                    /s/ ADAM RIN
     -------------------------------------------       Director                       March 30, 2001
                      Adam Rin

               /s/ GEOFFREY DE LESSEPS
     -------------------------------------------       Director                       March 30, 2001
                 Geoffrey De Lesseps

                   /s/ LEIGH MICHL
     -------------------------------------------       Director                       March 30, 2001
                     Leigh Michl

                              FINANCIAL STATEMENTS

    As required under Item 7. Financial Statements, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows:

                          CONTENTS
                          --------
Independent Auditors' Report................................          F-2

Consolidated Balance Sheets.................................          F-3

Consolidated Statements of Operations.......................          F-4

Consolidated Statements of Changes in Stockholders'            F-5 to F-6
  Equity....................................................

Consolidated Statements of Cash Flows.......................   F-7 to F-8

Notes to Consolidated Financial Statements..................  F-9 to F-22

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of SoftLock.com, Inc.
Maynard, Massachusetts

We have audited the accompanying consolidated balance sheets of SoftLock.com, Inc. and subsidiary (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended
December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SoftLock.com, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Boston, Massachusetts
March 2, 2001

                               SOFTLOCK.COM, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                  2000          1999
                                                              ------------   -----------
ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $  7,301,728   $ 3,695,409
Accounts receivable, net of allowance of $13,550 in 2000....       162,835         5,979
Prepaid royalties...........................................            --       175,000
Prepaid expenses and other current assets...................       252,450        99,831
                                                              ------------   -----------
  Total current assets......................................     7,717,013     3,976,219
PROPERTY AND EQUIPMENT--net.................................     1,433,512       620,769
WEBSITE AND PRODUCT DEVELOPMENT COSTS--net..................     1,144,824     1,444,360
SECURITY DEPOSITS...........................................        70,641        31,888
PREPAID ROYALTIES...........................................       467,888        65,579
                                                              ------------   -----------
TOTAL ASSETS................................................  $ 10,833,878   $ 6,138,815
                                                              ============   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable............................................  $    798,023   $   311,922
Accounts payable-website and product development............            --       291,131
Accrued expenses............................................       275,104        91,058
Accrued expenses-website and product development............            --       489,065
Accrued compensation and benefits...........................       855,105       383,621
Current portion of obligations under capital leases.........       350,235       112,990
                                                              ------------   -----------
  Total current liabilities.................................     2,278,467     1,679,787
OBLIGATIONS UNDER CAPITAL LEASES, less current portion......       608,201       227,981
DEFERRED RENT...............................................       162,296        56,294
COMMITMENTS AND CONTINGENCIES (Notes 3 and 7)
REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK (Aggregate
  liquidation preference of $5,775,020 at December 31,
  2000).....................................................     5,720,983     3,210,604
STOCKHOLDERS' EQUITY
Convertible preferred stock, Series B and C, $0.01 par
  value; 5,000,000 shares authorized; 82,275 and 0 shares
  issues and outstanding, respectively at December 31, 2000
  and 1999..................................................    11,588,192            --
Common Stock, $0.01 par value, $50,000,000 shares
  authorized; 13,221,007 and 12,819,582 shares issued and
  outstanding at December 31, 2000 and 1999, respectively...       132,210       128,195
Deferred compensation.......................................       (48,304)   (2,834,952)
Deferred royalties..........................................       (95,806)     (639,866)
Additional paid-in capital..................................    14,849,471    13,301,296
Accumulated deficit.........................................   (24,095,432)   (8,721,644)
Notes receivable from officer and directors.................      (266,400)     (268,880)
                                                              ------------   -----------
  Total stockholders' equity................................     2,063,931       964,149
                                                              ------------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $ 10,833,878   $ 6,138,815
                                                              ============   ===========

                 See Notes to Consolidated Financial Statements

                               SOFTLOCK.COM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                             2000          1999          1998
                                                         ------------   -----------   ----------
NET REVENUES...........................................  $    675,657   $    83,790   $  109,402
COST OF REVENUE........................................       343,645        21,902       23,166
                                                         ------------   -----------   ----------
GROSS PROFIT...........................................       332,012        61,888       86,236

OPERATING EXPENSES
Research and development (including noncash
  compensation and consulting expenses of $16,543,
  $550,107, and $9,861, respectively)..................     4,612,728     1,823,141      117,899
Selling and marketing (including noncash compensation
  and consulting expenses of $81,348, $278,582, and
  $12,812, respectively)...............................     4,613,629     1,181,155      168,788
General and administrative (including noncash
  compensation and consulting expenses of $504,722,
  $1,941,466 and $198,920, respectively)...............     5,140,802     3,700,796      554,064
Impairment of goodwill.................................     1,596,233            --           --
                                                         ------------   -----------   ----------
  Total operating expenses.............................    15,963,392     6,705,092      840,751
                                                         ------------   -----------   ----------
OPERATING LOSS.........................................   (15,631,380)   (6,643,204)    (754,515)

OTHER INCOME (EXPENSE)
Interest expense.......................................       (87,377)      (23,472)      (9,733)
Interest income........................................       357,155        68,283       24,083
Other income (expense).................................       (12,186)         (562)          93
                                                         ------------   -----------   ----------
  Total other income...................................       257,592        44,249       14,443
                                                         ------------   -----------   ----------
NET LOSS...............................................   (15,373,788)   (6,598,955)    (740,072)
BENEFICIAL CONVERSION AND ACCRETION (See Note 4).......    (9,867,353)   (3,210,604)          --
                                                         ------------   -----------   ----------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS...........  $(25,241,141)  $(9,809,559)  $ (740,072)
                                                         ============   ===========   ==========
BASIC AND DILUTED NET LOSS PER COMMON SHARE............  $      (1.94)  $     (0.94)  $    (0.10)
                                                         ============   ===========   ==========
BASIC AND DILUTED WEIGHTED-AVERAGE SHARES
  OUTSTANDING..........................................    12,990,316    10,400,995    7,594,513
                                                         ============   ===========   ==========

                 See Notes to Consolidated Financial Statements

                               SOFTLOCK.COM, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                          COMMON STOCK           PREFERRED STOCK
                                                      ---------------------   ----------------------   ADDITIONAL PAID-IN
                                                        SHARES      AMOUNT     SHARES      AMOUNT           CAPITAL
                                                      ----------   --------   --------   -----------   ------------------
BALANCE JANUARY 1, 1998.............................   6,455,168   $ 64,552        --    $        --      $ 1,633,774
Issuance of common stock for cash, net of issuance
  costs.............................................     702,099      7,021        --             --          551,741
Issuance of common stock in reverse acquisition.....     788,580      7,886        --             --          (18,216)
Debt converted to common stock......................       9,733         97        --             --           16,936
Deferred compensation and expense--option grants....          --         --        --             --          596,818
Amortization of deferred compensation...............          --         --        --             --               --
Net loss............................................          --         --        --             --               --
                                                      ----------   --------    ------    -----------      -----------
BALANCE DECEMBER 31, 1998...........................   7,955,580     79,556        --             --        2,781,053
Issuance of common stock for cash, net of issuance
  costs.............................................   3,375,000     33,750        --             --        4,992,153
Issuance of common stock for cashless exercise of
  stock options.....................................     919,333      9,193        --             --           (9,193)
Issuance of common stock for exercise of options....     211,882      2,118        --             --           34,811
Issuance of common stock in exchange for services
  performed.........................................     133,273      1,333        --             --          878,113
Deferred compensation and consulting
  expenses--option grants...........................          --         --        --             --        3,821,159
Amortization of deferred compensation and
  expenses..........................................          --         --        --             --               --
Beneficial conversion feature related to redeemable
  convertible preferred stock.......................          --         --        --             --       (3,210,604)
Accretion of Series A preferred beneficial
  conversion feature................................          --         --        --             --        3,210,604
Stock issued for prepaid royalties (Note 6).........     224,514      2,245        --             --          825,650
Change in fair value of prepaid royalties (Note
  6)................................................          --         --        --             --          (22,450)
Net loss............................................          --         --        --             --               --
                                                      ----------   --------    ------    -----------      -----------
BALANCE, DECEMBER 31, 1999..........................  12,819,582    128,195        --             --       13,301,296
Issuance of Series C preferred stock................          --         --    36,649      5,011,864        1,951,362
Issuance of common stock for exercise of options....      33,838        339        --             --           25,345
Issuance of common stock in exchange for services
  performed.........................................      49,298        493        --             --          471,208
Issuance of Series B preferred stock................          --         --    46,876      6,756,497          569,492
Conversion of Series B preferred stock to common
  stock.............................................     125,000      1,250    (1,250)      (180,169)         178,919
Common stock issued in acquisition of Chili Pepper
  assets............................................     193,289      1,933        --             --        1,402,432
Beneficial conversion feature related to redeemable
  convertible preferred stock, Series A and B.......          --         --        --             --       (9,324,941)
Accretion of preferred beneficial conversion
  feature...........................................          --         --        --             --        9,324,941
Accretion of dividends payable and deferred
  financing costs, Series A.........................          --         --        --             --         (542,412)
Amortization and reversal of deferred compensation
  and expenses......................................          --         --        --             --       (2,191,420)
Change in fair value of prepaid royalties (Note
  6)................................................          --         --        --             --         (316,751)
Reclassification of prepaid royalties...............          --         --        --             --               --
Repayment of note receivable from officer and
  director..........................................          --         --        --             --               --
Net loss............................................          --         --        --             --               --
                                                      ----------   --------    ------    -----------      -----------
BALANCE, DECEMBER 31, 2000..........................  13,221,007   $132,210    82,275    $11,588,192      $14,849,471
                                                      ==========   ========    ======    ===========      ===========

                 See Notes to Consolidated Financial Statements

                               SOFTLOCK.COM, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                  DEFERRED                                   NOTES RECEIVABLE
                                              COMPENSATION AND    DEFERRED    ACCUMULATED    FROM OFFICERS AND
                                                  EXPENSES         ROYALTY      DEFICIT          DIRECTORS          TOTAL
                                              -----------------   ---------   ------------   -----------------   ------------
BALANCE JANUARY 1, 1998.....................     $        --      $      --   $(1,382,617)       $(268.880)      $     46,829
Issuance of common stock for cash, net of
  issuance costs............................              --             --            --               --            558,762
Issuance of common stock in reverse
  acquisition...............................              --             --            --               --            (10,330)
Debt converted to common stock..............              --             --            --               --             17,033
Deferred compensation and expense--option
  grants....................................        (596,818)            --            --               --                 --
Amortization of deferred compensation.......         121,107             --            --               --            121,107
Net loss....................................              --             --      (740,072)              --           (740,072)
                                                 -----------      ---------   ------------       ---------       ------------
BALANCE DECEMBER 31, 1998...................        (475,711)            --    (2,122,689)        (268,880)            (6,671)
Issuance of common stock for cash, net of
  issuance costs............................              --             --            --               --          5,025,903
Issuance of common stock for cashless
  exercise of stock options.................              --             --            --               --                 --
Issuance of common stock for exercise of
  options...................................              --             --            --               --             36,929
Issuance of common stock in exchange for
  services performed........................              --             --            --               --            879,446
Deferred compensation and consulting
  expenses--option grants...................      (3,821,159)            --            --               --                 --
Amortization of deferred compensation and
  expenses..................................       1,461,918             --            --               --          1,461,918
Beneficial conversion feature related to
  redeemable convertible preferred stock....              --             --            --               --         (3,210,604)
Accretion of Series A preferred beneficial
  conversion feature........................              --             --            --               --          3,210,604
Stock issued for prepaid royalties (Note
  6)........................................              --       (662,316)           --               --            165,579
Change in fair value of prepaid royalties
  (Note 6)..................................              --         22,450            --               --                 --
Net loss....................................              --             --    (6,598,955)              --         (6,598,955)
                                                 -----------      ---------   ------------       ---------       ------------
BALANCE, DECEMBER 31, 1999..................      (2,834,952)      (639,866)   (8,721,644)        (268,880)           964,149
Issuance of Series C preferred stock........              --             --            --               --          6,963,226
Issuance of common stock for exercise of
  options...................................              --             --            --               --             25,684
Issuance of common stock in exchange for
  services performed........................              --             --            --               --            471,701
Issuance of Series B preferred stock........              --             --            --               --          7,325,989
Conversion of Series B preferred stock to
  common stock..............................              --             --            --               --
Common stock issued in acquisition of Chili
  Pepper assets.............................              --             --            --               --          1,404,365
Beneficial conversion feature related to
  redeemable convertible preferred stock,
  Series A and B............................              --             --            --               --         (9,324,941)
Accretion of preferred beneficial conversion
  feature...................................              --             --            --               --          9,324,941
Accretion of dividends payable and deferred
  financing costs, Series A.................              --             --            --               --           (542,412)
Amortization and reversal of deferred
  compensation and expenses.................       2,786,648             --            --               --            595,228
Change in fair value of prepaid royalties
  (Note 6)..................................              --        316,751            --               --                 --
Vesting of prepaid royalties................              --        227,309            --               --            227,309
Repayment of note receivable from officer
  and director..............................              --             --            --            2,480              2,480
Net loss....................................              --             --   (15,373,788)              --        (15,373,788)
                                                 -----------      ---------   ------------       ---------       ------------
BALANCE, DECEMBER 31, 2000..................     $   (48,304)     $ (95,806)  $(24,095,432)      $(266,400)      $  2,063,931
                                                 ===========      =========   ============       =========       ============

                 See Notes to Consolidated Financial Statements

                               SOFTLOCK.COM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                  2000          1999         1998
                                                              ------------   -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss..................................................  $(15,373,788)  $(6,598,955)  $(740,072)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
  Depreciation and amortization.............................     1,138,960        61,202       8,281
  Noncash compensation and consulting expense...............       602,628     2,187,610     121,107
  Noncash charge relating to the impairment of goodwill.....     1,596,233            --          --
  Noncash interest charges relating to equity issuances.....            --            --       9,733
  Loss on sale of property and equipment....................            --           533          --
  Deferred rent.............................................       106,002        56,294          --
  Bad debt expense..........................................        22,148            --          --
  Increase (decrease) in cash from:
    Accounts receivable.....................................      (169,566)       (1,359)         --
    Prepaid expenses and other current assets...............      (143,003)      (99,831)        205
    Prepaid royalties.......................................            --       (75,000)         --
    Accounts payable........................................       194,970       205,808      39,925
    Accrued compensation and benefits.......................       437,931       305,927      49,193
    Other accrued expenses..................................      (163,593)       90,277         781
                                                              ------------   -----------   ---------
      Net cash used for operating activities................   (11,751,078)   (3,867,494)   (510,847)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment of security deposits..............................       (34,424)      (30,830)         --
  Website development costs.................................            --      (510,411)         --
  Cash paid in acquisition of Chili Pepper, net.............      (351,090)           --          --
  Purchase of property and equipment........................      (318,276)     (304,272)     (3,607)
  Proceeds from the sale of property and equipment..........            --         1,511          --
                                                              ------------   -----------   ---------
      Net cash provided by investing activities.............      (703,790)     (844,002)     (3,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt......................      (223,321)      (27,372)         --
  Proceeds from issuance of note payable....................            --       500,000          --
  Proceeds from repayment of note payable from officer......         2,480            --          --
  Payments on notes payable.................................            --      (500,000)         --
  Proceeds from issuance of Series A preferred, net of
    issuance costs..........................................     1,967,968     3,210,604          --
  Proceeds from issuance of Series B preferred, net of
    issuance costs..........................................     7,325,150            --          --
  Proceeds from issuance of Series C preferred, net of
    issuance costs..........................................     6,963,226            --          --
  Proceeds from issuance of common stock, net of issuance
    costs...................................................            --     5,025,903     558,762
  Proceeds from exercise of stock options...................        25,684        36,929          --
  Deficit assumed in reverse acquisition....................            --            --      (3,030)
                                                              ------------   -----------   ---------
      Net cash provided by financing activities.............    16,061,187     8,246,064     555,732
                                                              ------------   -----------   ---------

  NET INCREASE IN CASH......................................     3,606,319     3,534,568      41,278

  CASH BEGINNING OF YEAR....................................     3,695,409       160,841     119,563
                                                              ------------   -----------   ---------

  CASH END OF YEAR..........................................  $  7,301,728   $ 3,695,409   $ 160,841
                                                              ============   ===========   =========

                 See Notes to Consolidated Financial Statements

                               SOFTLOCK.COM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                 2000        1999       1998
                                                              ----------   --------   --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest......................  $   87,377   $ 10,990   $   440
                                                              ==========   ========   =======
SUMMARY OF NONCASH FINANCING AND INVESTING ACTIVITIES
Payable and accrued website development costs...............  $  116,426   $780,196   $    --
                                                              ==========   ========   =======
Issuance of common stock for website development costs......  $  272,876   $153,753   $    --
                                                              ==========   ========   =======
Issuance of common stock for prepaid royalties..............  $       --   $805,450   $    --
                                                              ==========   ========   =======
Issuance of warrants in lieu of cash for offering costs of
  preferred stock...........................................  $2,520,854   $     --   $    --
                                                              ==========   ========   =======
Capital lease obligation--property and equipment............  $  840,786   $363,419   $ 4,924
                                                              ==========   ========   =======
Issuance of common stock for services and notes.............  $   75,000   $725,693   $14,058
                                                              ==========   ========   =======

                 See Notes to Consolidated Financial Statements

                               SOFTLOCK.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF THE BUSINESS. SoftLock.com, Inc. d/b/a Digital Goods (the "Company") provides a channel for the marketing, distribution and sale of digital content over the Internet. The Company's total solution, including digital rights management, digital content marketing tools, commerce clearing and other services allows publishers to freely distribute their content on the Internet. When end-users wish to view the complete documents, they must purchase a password from the Company's transaction processing system.

    The Company was incorporated in Delaware under the name Fieldcrest Corp. As is more fully described below, the Company effected various stock splits and a Plan and Agreement of Reorganization with SoftLock Services, Inc. ("SSI"). All share and per share amounts have been restated to reflect these transactions.

    The accompanying financial statements include all of the accounts of the Company and its wholly owned subsidiary, SoftLock Services, Inc. All intercompany activity has been eliminated.

    BASIS OF PRESENTATION. The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses from operations of $15,373,788, $6,598,955, and $740,072, for the years ended December 31, 2000, 1999 and 1998, respectively, and management expects that the Company will continue to incur losses in the future. As a result of operating losses through December 31, 2000, the Company had an accumulated deficit of $24,095,432. Through December 31, 2000, the Company funded its current year operating loss primarily from the sale of preferred and common stock amounting to approximately $16,526,000 and debt financing, in the form of new capital leases of approximately $840,000.

    The Company has encountered recent difficulties attracting capital and is not generating positive cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company is dependent on (1) achieving sufficiently profitable operations and (2) obtaining adequate financing. Management is exploring several alternatives including the raising of additional capital from strategic and financial investors, the repositioning of the Company's product and service offerings or the merger or sale of the Company. However, there can be no assurances that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

    PLAN AND AGREEMENT OF REORGANIZATION. On July 28, 1998, the Company consummated a Plan and Agreement of Reorganization (the "Agreement") whereby it acquired all of the issued and outstanding shares of common stock of SSI in exchange for 7,097,266 shares of the Company's "restricted" common stock. As a result, SSI became the wholly owned subsidiary of the Company, and the former shareholders of SSI became 90% shareholders in the Company. Existing options of SSI were exchanged for options in the Company for identical rights and in the same ratio as the exchange of common shares.

                               SOFTLOCK.COM, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The transaction has been accounted for as a reverse acquisition with SSI as the accounting acquirer. The Company adopted the fiscal year end of December 31, which is the reporting year of the accounting acquirer.

    STOCK SPLITS. On July 28, 1998, and in connection with the Agreement described above, SoftLock Services, Inc. exchanged one share of stock for
224.7348 shares of SoftLock.com, Inc. and, on August 10, 1998, effected a 50-for-1 reverse stock split. All share and per share amounts have been restated to reflect these transactions retroactively to inception.

    USE OF ESTIMATES. The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

    PROPERTY AND EQUIPMENT. Purchased property and equipment is recorded at cost. Capital lease property and equipment is recorded at the lesser of cost or the present value of the minimum lease payments required. Expenditures for renewals and improvements are capitalized, while expenditures for repairs and maintenance are charged to operations as incurred. Depreciation and amortization of property and equipment are computed using the straight-line method over the estimated useful lives of the related assets (three to seven years) and over the terms of the related leases (two to five years). Leasehold improvements are being amortized over the lesser of the lease term or their useful lives.

    WEBSITE AND PRODUCT DEVELOPMENT COSTS. Website and product development costs include the costs to develop, enhance, manage and monitor the Company's transaction processing and DRM solution and online operations. Such costs are considered to relate to software developed for internal use.

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of computer software developed or obtained for internal use. In accordance with its provisions, the Company adopted the SOP effective January 1, 1999. In accordance with the SOP, development costs, incurred during 1999 and 2000, have been capitalized and all related design costs have been expensed as incurred. Upon adoption, development costs incurred prior to the initial application of the SOP can not be adjusted to reflect the capitalization of such costs. Accumulated amortization on the capitalized costs was approximately $572,000 and zero at December 2000 and 1999 and has been computed using the straight-line method over the estimated useful life of the asset (three years).

    IMPAIRMENT OF LONG-LIVED ASSETS. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the

                               SOFTLOCK.COM, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. See Note 8 to the consolidated financial statements.

    REVENUE RECOGNITION. Revenue from product sales is recognized when software tools and passwords are provided to customers. The Company also enters into license agreements for certain of its products. Revenues from such agreements are recognized based on the terms of the agreement. The Company did not have any revenue from license agreements for the year ended December 31, 2000. Revenue from the Company's online sales are recognized based on the net amount due the Company at the time the Company receives authorization for the sale and payment by the customer. The Company records revenues relating to outside advertising and other creative interactive marketing services at the time the services are performed.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the staff's view in applying revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of fiscal 2000, as required, and there was no material impact to its consolidated financial position, results of operations or cash flows.

    COMPREHENSIVE INCOME (LOSS). The Company does not have any items of comprehensive income (loss) other than the net losses as reported.

    INCOME TAXES. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of existing assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse.

    NET LOSS PER COMMON SHARE. Basic loss per common share is computed using the weighted-average number of common shares outstanding. Shares issued in the reverse acquisition described above have been treated as outstanding since inception. Diluted loss per common share reflects the potential dilution if common equivalent shares outstanding (common stock options, warrants and preferred shares) were exercised or converted into common stock unless the effects are antidilutive. Earnings per share exclude the effects of 6,110,821, 3,017,080 and 3,104,269 stock options, 2,741,240, 196,400 and zero warrants,
13,374,600, 3,186,300 and zero convertible preferred and 310,000, zero and zero other options as of December 31, 2000, 1999 and 1998, respectively, because the inclusion of such securities would be antidilutive.

    RESEARCH AND DEVELOPMENT. Research and development costs are expensed as incurred.

    FAIR VALUES OF FINANCIAL INSTRUMENTS. Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading

                               SOFTLOCK.COM, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) purposes) approximate the carrying values of such instruments due to the short-term nature of such instruments.

    CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS. The Company's revenues are derived from various customers who generally are not required to provide collateral for amounts owed to the Company. The Company's customers are dispersed over a wide geographic area.

    Major customers accounted for the following percentages of the Company's net revenues:

                                                                2000       1999       1998
                                                              --------   --------   --------
Customer A..................................................       --%      21%        22%
Customer B..................................................       --       18         --
Customer C..................................................       22       --         --
Customer D..................................................       21       --         --
Customer E..................................................       11       --         --
Customer F..................................................       11       --         --

    No other customers accounted for more than 10% of revenues in any of the years presented.

    STOCK-BASED COMPENSATION. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for stock option grants using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense related to employee options is recorded only if, on the grant date, the fair market value of the underlying equity exceeds the option exercise price. SFAS No. 123 is used to account for nonemployee stock options.

    SEGMENTS. In 1998, the Company adopted provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The standard requires the reporting of certain information about operating segments including the basis for the presentation and segment profit or loss. The Company currently operates as a single operating segment.

    RECENTLY ISSUED FINANCIAL ACCOUNTING GUIDANCE. In June of 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 1999 and is effective for fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management has assessed the impact of SFAS No. 133 on the financial statements of the Company and has determined that the Company does not currently have any agreements which meet the criteria of a derivative financial instrument as defined under SFAS 133. The Company will adopt this accounting standard on January 1, 2001, as required. At December 31, 2000, the Company did not have any derivative instruments.

    RECLASSIFICATIONS. Certain reclassifications have been made to the 1998 and 1999 financial statements to conform to the 2000 presentation.

                               SOFTLOCK.COM, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

2. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at December 31:

                                                                 2000        1999
                                                              ----------   --------
Leasehold improvements......................................  $  259,805   $225,090
Office equipment............................................   1,625,386    485,030
                                                              ----------   --------
Total property and equipment................................   1,885,191    710,120
Less accumulated depreciation...............................    (451,679)   (89,351)
                                                              ----------   --------
Property and equipment--net.................................  $1,433,512   $620,769
                                                              ==========   ========

    Included in property and equipment is certain equipment held under capital leases with a net carrying value of $922,181 and $340,971 as of December 31, 2000 and 1999, respectively.

3. CAPITAL LEASE OBLIGATIONS

    Minimum payments due under capitalized leases as of December 31, 2000 are as follows:

2001........................................................  $ 448,752
2002........................................................    403,732
2003........................................................    198,801
2004........................................................     72,669
2005........................................................     17,870
                                                              ---------
Total.......................................................  1,141,824
Less amount representing interest...........................    183,388
                                                              ---------
Present value of minimum payments...........................    958,436
Less current portion........................................    350,235
                                                              ---------
Total long-term capital lease obligation....................  $ 608,201
                                                              =========

4. PREFERRED STOCK

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

    On September 2, 1999, the Company entered into a non-binding term sheet (the "Term Sheet") with SI Venture Associates, LLC ("SI Ventures"), in which SI Ventures agreed to acquire shares of the Company's Series A preferred stock for $1.25 million, provided that the Company could identify a second venture capital investor to contribute at least another $1.25 million. In connection with the Term Sheet, SI Ventures provided to the Company a $500,000 bridge loan (the "Bridge Loan").

    In December 1999, the Company issued 31,863 shares of Series A preferred stock, $0.01 par value redeemable convertible preferred stock, in exchange for gross proceeds of $3,250,000 ($3,210,604 net of issuance costs).

    The Company allocated the entire net proceeds received from the issuance of the Series A preferred stock of $3,210,604 to the beneficial conversion feature on the issuance of Series A preferred stock. The beneficial conversion feature was calculated at the issuance date of the Series A preferred

                               SOFTLOCK.COM, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

4. PREFERRED STOCK (CONTINUED)
stock based on the difference between the conversion price of $1.02 per share and the estimated fair value of the common stock at that date. This amount, however, was limited to the proceeds received from issuing the beneficial convertible security. As the Series A preferred stock was immediately convertible, the Company also recorded accretion of $3,210,604 to additional paid-in capital.

    On January 7, 2000, the Company received gross proceeds of $500,004 ($492,445, net of issuance costs) in exchange for 4,902 shares of the Company's Series A preferred stock.

    Ascent Venture Partners III, L.P. ("Ascent") also purchased 14,706 shares of the Company's Series A preferred stock for $102 per share for an aggregate purchase price of $1,500,012 ($1,477,336, net of issuance costs) in February 2000. In connection with the investment by Ascent, the Company agreed to appoint an Ascent representative to its Board of Directors.

    In connection with the Series A preferred transactions, the Company entered into a Series A preferred Stock Purchase Agreement dated as of December 30, 1999 as supplemented on January 7, 2000 (the "Purchase Agreement") with SI Venture Fund II, L.P. ("SI"), Apex Investment Fund IV, L.P. and Apex Strategic Partners IV, LLC, (collectively, "Apex") and RSA Security Inc. ("RSA") (collectively, the "Purchasers") and a Shareholders and Rights Agreement (the "Shareholders Agreement") with the Purchasers and the then President and Chief Executive Officer and the Chief Scientist of the Company. The Company also filed a Certificate of Designation with the Delaware Secretary of State that states the powers, preferences and rights of the Series A preferred.

    Due to certain features found in the Series A redeemable, convertible preferred stock, specifically that the redemption is at the option of the holder of the stock, the Company classified the stock as mezzanine debt on its balance sheet.

SERIES B CONVERTIBLE PREFERRED STOCK

    On February 10, 2000, the Company issued 46,876 shares of Series B Preferred Stock (the "Series B Preferred") to a group of investors, including affiliates of Tudor Investment Corp. and Ritchie Capital, as well as investors in an earlier round of financing, SI and Apex (collectively, the "Investors") for a purchase price of $160 per share for an aggregate purchase price of $7,500,000 ($7,325,521, net of issuance costs). Investors were also issued two warrants, one of which became exercisable for an aggregate of 312,500 shares of common stock if, as of August 15, 2000, the Company's registration statement for the shares of common stock issuable upon conversion of the Series B Preferred was not declared effective and the NASDAQ listing application for the common stock was not accepted, and the second of which became exercisable for an aggregate of an additional 312,500 shares of common stock if, as of November 15, 2000, these two conditions were not met. On August 14, 2000, all of the Series B shareholders agreed to extend the trigger date of the first series of warrants to September 15, 2000. On September 14, 2000, the Company satisfied both conditions and all of the warrants were cancelled without being exercised.

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

                               SOFTLOCK.COM, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

4. PREFERRED STOCK (CONTINUED)
    The Company recorded, immediately upon issuance, a preferred stock dividend representing the value of the beneficial conversion feature on the issuance of Series A and B preferred stocks. Such amount was limited to the proceeds received from issuing the beneficial conversion securities or approximately $9,324,941.

    On September 14, 2000, with the acceptance of the Company on the Nasdaq SmallCap market, the Series B preferred stock holders lost their ability to have their shares redeemed by the Company. With the loss of that feature, the Company reclassified the Series B preferred stock from mezzanine debt to equity.

    On October 25, 2000 and November 7, 2000, two holders converted 1,250 shares of Series B convertible stock into 125,000 shares of the Company's common stock.

SERIES C CONVERTIBLE PREFERRED STOCK

    On December 21, 2000, the Company entered into a Series C preferred Stock and Warrant Purchase Agreement (the "Purchase Agreement") with nine purchasers (the "Purchasers") pursuant to which the Company (a) sold 36,649 shares of Series C preferred Stock at a purchase price of $191 per share and an aggregate purchase price of approximately $7,000,000 ($6,963,226, net of issuance costs) to the Purchasers and (b) issued warrants to purchase an additional 9,162 shares of Series C preferred Stock at an initial exercise price of $191 per share to the Purchasers. Additionally, the Company issued to the Purchasers contingent warrants to purchase 244,339 shares of common stock at a purchase price of $1.91 per share that may become exercisable on August 1, 2001 and contingent warrants to purchase 244,339 shares of common stock at a purchase price of $1.91 per share which may become exercisable on October 15, 2001. The contingent warrants, will not become exercisable if the Company has filed a Registration Statement covering certain securities with the SEC and such Registration Statement has become effective by the dates such warrants would otherwise become exercisable. In connection with the transactions contemplated by the Purchase Agreement, the Company and certain of its shareholders also entered into an Amended and Restated Shareholders' and Rights Agreement.

BENEFICIAL CONVERSION AND ACCRETION

    In 1999 and 2000, the Company recorded the following in connection with its Series A and B preferred stock issuances:

                                                          2000         1999
                                                       ----------   ----------
Beneficial conversion feature
  Series A...........................................  $1,969,781   $3,210,604
  Series B...........................................   7,355,160           --
Accretion of dividends on Series A...................     525,004           --
Accretion of costs...................................      17,408           --
                                                       ----------   ----------
    Total............................................  $9,867,353   $3,210,604
                                                       ==========   ==========

    CONVERSION RIGHTS. Each share of Series A, B and C preferred stock is initially convertible into 100 shares of the Company's common stock, subject to certain antidilution adjustments, at any time at the holder's option at a conversion price of $1.02, $1.60 and $1.91, respectively, per share of common stock. Each Series of preferred stock will automatically convert into shares of the Company's common stock upon the earlier of (i) immediately prior to the consummation of an underwritten public offering with aggregate proceeds to the Company in excess of $20 million at a public offering price per share that is at least four times the then effective conversion price (a "Qualified Public Offering"), or (ii) at the election of the holders of two-thirds of the outstanding shares of the preferred stock. If the Company issues any equity securities or the right to purchase equity securities at a price below the conversion price then in effect (subject to certain exceptions), the conversion price will be reduced on the weighted-average basis.

    DIVIDEND RIGHTS. Holders of Series A preferred stock are entitled to receive, prior to any distribution to common shareholders, if and when and as declared by the Board out of legally available funds, quarterly dividends at a rate of $10.20 (the "Dividend Rate") per preferred share per year. Unpaid dividends are cumulative but do not bear interest. However, if all the preferred stock is automatically converted into common stock as a result of a qualified public offering and the Company provides the purchasers with an opportunity to register their shares of common stock resulting from the conversion, all within two years of the date of closing, then no dividends are payable. Except for the Dividend Rate payable on the Series A preferred shares, holders of the Series B preferred stock are entitled to receive, prior to any distribution to common shareholders, if and when and as declared by the Board out of legally available funds, dividends on a PARI PASSU basis.

    Holders of Series C preferred stock are entitled to receive, prior and in preference to any and all dividends payable upon the Series A preferred, Series B preferred or common stock, out of funds legally available for the declaration of dividends, for each share of Series C preferred, dividends at a rate equal to eight percent (8%) per annum per share of Series C preferred, to be declared by the Board of Directors and payable upon each of the first and second anniversary of the date of the transaction. The dividend payable to the shareholders of the Series C preferred stock shall accrue and be payable only until and through the second anniversary of the transaction, December 21, 2002. If all of the Series C preferred stock are automatically converted into shares of common stock, as a result of the closing of a qualified public offering, as defined in the agreement, the Series C preferred stockholders will not be entitled to the payment of any accrued dividends.

    VOTING AND REGISTRATION RIGHTS. Generally, holders of Series A, Series B and Series C preferred stock vote with the common shareholders as a single class on any matter submitted to the shareholders with the holders of the preferred stock having that number of votes equal to the whole number of common shares into which each share of preferred stock is then convertible. However, holders of the Series A and Series C preferred stock each have the right to elect by majority vote one Class III member of the Board of Directors subject to the provisions of the Shareholders' Agreement. The Series A, Series B and Series C preferred stockholders also have certain registration rights.

    REDEMPTION RIGHTS. The Company is required to redeem the Series A preferred stock for $102 per share plus any accrued but unpaid dividends at the election of a majority of the Series A preferred stock in two equal annual installments beginning on the fourth anniversary of the closing date of the Series A preferred stock subject to the availability of legally sufficient funds. The Company satisfied the redemption conditions of the Series B preferred stock, therefore the holders of the Series B no longer have a right to redemption. There was no redemption feature to the Series C preferred stock.

    LIQUIDATION PREFERENCE. Upon any liquidation, dissolution, winding up or any merger, consolidation, sale of assets, reorganization or other transaction in which control of the Company is transferred, each holder of Series A, Series B and Series C preferred stock is entitled to receive, prior to the common shareholders, $102, $160 and $191 per share, respectively, plus accrued but unpaid dividends. However, if the preferred shareholder would receive higher value in the liquidation transaction if the shares were converted into common stock, then the holders of the Series A preferred stock will receive the higher amount along with the common shareholders.

    FURTHER ADJUSTMENTS. The dividend rate, redemption price, liquidation preference and conversion price are subject to adjustment for stock splits and other stock distributions.

5. INCOME TAXES

    The components of the provision (benefit) for income taxes consist of the following for the year ended December 31:

                                                              2000          1999         1998
                                                           -----------   -----------   ---------
Current income taxes paid or payable.....................  $        --   $        --   $      --
Federal deferred.........................................    8,077,000     1,809,500     210,700
State deferred...........................................    1,549,400       358,400      37,200
Increase in valuation allowance..........................   (9,626,400)   (2,167,900)   (247,900)
                                                           -----------   -----------   ---------
Provision (benefit) for taxes............................  $        --   $        --   $      --
                                                           ===========   ===========   =========

    Deferred income taxes are provided on temporary timing differences between financial statement and income tax reporting. The components of deferred income tax assets and liabilities are as follows for the years ended December 31:

                                                              2000          1999         1998
                                                           -----------   -----------   ---------
Total deferred tax liabilities...........................  $  (351,100)  $        --   $      --

Deferred tax assets:
Property and equipment...................................        9,600        14,000       4,500
Net operating loss carryforwards.........................    7,920,800     2,757,200     702,400
Research and development credits.........................      284,000        83,300          --
Investment tax credit....................................       11,300        11,800          --
Goodwill impairment......................................      679,200            --          --
Other....................................................      119,500        10,800          --
                                                           -----------   -----------   ---------
Net deferred tax assets..................................    8,673,300     2,877,100     767,600
Less valuation allowance.................................   (8,673,300)   (2,877,100)   (767,600)
                                                           -----------   -----------   ---------
Net deferred tax assets..................................  $        --   $        --   $      --
                                                           ===========   ===========   =========

    As of December 31, 2000 the Company has federal net operating loss carryforwards totaling approximately $19.8 million, which expire between 2012 and 2020, and research and development and investment tax credits of $284,000, which expire between 2014 to 2020. Because of the Company's limited operating history and a history of losses, management has provided in each of the last three years a 100% allowance against the Company's net deferred tax assets.

    Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may have limited, or may limit in the future, the amount of net operating loss carryforwards which could be utilized annually to offset future taxable income and income tax liabilities. The amount of any annual limitation is determined based on the Company's value prior to an ownership change.

6. STOCKHOLDERS' EQUITY

    WARRANTS. In November 2000, in connection with the Series C preferred stock offering, the Company issued warrants to the Series B preferred stockholders to purchase 1,825,040 shares of the Company's common stock at an exercise price of not less than $2.25 per share. The Company also issued warrants to acquire 9,162 additional shares of Series C preferred stock at an exercise price of $191.00 per share and additional warrants for 488,678 shares of common stock, half of which may be exercised on August 1, 2001 if a registration statement covering the common stock that is issuable upon conversion of the Series C preferred stock is not declared effective by the Securities and Exchange Commission ("SEC") by August 1, 2001 and the remainder of which may be exercised on October 15, 2001 if the registration statement has not been declared effective by the SEC by October 15, 2001, each at a price of $1.91 per share.

    NOTE RECEIVABLE--EXERCISE OF OPTION. In June 1996, key employees entered into promissory notes with the Company totaling $266,880 in order to exercise options granted to them. These loans are due June 2006, and bear interest at 7.04% per annum. Loans are collateralized by a pledge of the shares purchased. In November 2000 one of the employees paid the amount of the loan due in full ($2,480).

    PREPAID ROYALTIES. In December 1999, the Company entered into an agreement with Intel for the use of certain of Intel's technology. In connection with such agreement, the Company paid $75,000 and issued 224,514 shares of its common stock to Intel. Under the agreement, the Company has the right to recoup a portion of the shares issued if Intel fails to meet its performance obligations; the portion that may be recouped decreases as follows: termination by or before 6/30/00 - 80%, 9/30/00 - 60%, 12/31/00 - 40%, and 3/31/01 - 20%. None of the
stock may be recouped after June 30, 2001. Accordingly, at December 31, 2000, 134,706 shares of the stock issued were nonforfeitable. The Company has recorded the nonforfeitable shares and the cash paid as a prepaid royalty at December 31, 2000. As a result, as of December 31, 2000, prepaid royalties amount to $467,888 which represents the $75,000 cash paid and the fair value as of the measurement date of the 134,706 shares of nonforfeitable stock. The fair value of the forfeitable shares has been recorded as a reduction of stockholders' equity. The value of such forfeitable shares will be remeasured at each reporting period until such shares become nonforfeitable.

    STOCK OPTION PLAN.  In January 1997, the shareholders of SoftLock
Services, Inc. approved the 1996 Stock Option Plan (the "96 Plan"). When the 1998 Stock Option Plan (the "98 Plan") was approved on July 28, 1998 by the shareholders of the Company, the options issued by SoftLock Services, Inc. under the 96 Plan were replaced by options to purchase shares of the Company, and were deemed included in the 98 Plan. The termination of the 96 Plan resulted in no changes to the vesting or exercise provisions to the holders of options under that plan, except that the number and price per share of the 96 options were adjusted for the stock transfer and exchange and subsequent stock splits.

    The 98 Plan was established to attract, retain and provide equity incentives to selected persons to promote the financial success of the Company. A total of 3,000,000 common shares were reserved for grants under this plan. On June 8, 1999, the Board approved an increase to 5,000,000 shares of common stock to be reserved under this plan. Shareholders approved this increase, on June 30, 1999. On June 16, 2000, the shareholders of the Company approved a further increase to 7,000,000 shares of common stock to be reserved under this plan. The options may be granted as either incentive stock options or Non-Qualified Stock Options. The Company has issued options for 4,558,837, 1,150,500 and 1,368,343 shares of its common stock for the years ended December 31, 2000, 1999 and 1998, respectively, and has 973,459 options still available for grant at December 31, 2000.

    A summary of stock option activity is as follows:

                                                                     WEIGHTED-   WEIGHTED-
                                                                      AVERAGE     AVERAGE
                                                        NUMBER OF    EXERCISE      FAIR
                                                         OPTIONS       PRICE       VALUE
                                                        ----------   ---------   ---------
Outstanding as of January 1, 1998.....................   1,735,926     $0.30
  Granted.............................................   1,368,343      0.94       $0.43
  Exercised...........................................          --        --
  Forfeited...........................................          --        --
                                                        ----------

Outstanding as of December 31, 1998...................   3,104,269      0.58
  Granted.............................................   1,150,500      3.18       $5.13
  Exercised...........................................  (1,223,189)     0.18
  Forfeited...........................................     (14,500)     4.73
                                                        ----------

Outstanding as of December 31, 1999...................   3,017,080      1.71
  Granted.............................................   4,558,837      5.51       $6.35
  Exercised...........................................     (33,838)     0.76
  Forfeited...........................................  (1,431,258)     2.98
                                                        ----------
  Outstanding as of December 31, 2000.................   6,110,821     $4.24
                                                        ==========

                                                     OPTIONS EXERCISABLE
       OPTIONS OUTSTANDING           WEIGHTED-    -------------------------
- ----------------------------------    AVERAGE     WEIGHTED-
                   RANGE OF          REMAINING     AVERAGE        NUMBER
NUMBER OF          EXERCISE            LIVES       EXERCISE     CURRENTLY
 OPTIONS            PRICES            (YEARS)       PRICE      EXERCISABLE
- ----------   ---------------------   ----------   ----------   ------------
  148,324                    $0.24      6.1         $ 0.24        148,324
  997,698             $0.78--$0.89      7.4           0.85        970,730
1,032,677             $1.62--$2.03      9.5           2.01        196,791
  623,750             $2.22--$2.79      9.6           2.65        113,750
  150,000             $3.00--$4.00      8.8           3.25        101,250
1,412,202             $4.31--$5.61      7.8           4.64        149,500
1,328,670             $6.00--$8.97      9.3           8.43        115,000
  417,500           $11.19--$15.75      9.1          12.12             --
- ----------                                                      ---------
6,110,821                                                       1,795,345
==========                                                      =========

    The options vest over periods up to five years.

    As described in Note 1, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation for grants made, pro forma net loss and net loss per share for years indicated would have been as follows:

                                                     2000           1999         1998
                                                 ------------   ------------   ---------
Net loss attributable to common stock..........  $(29,077,214)  $(10,456,192)  $(838,722)
                                                 ============   ============   =========
Basic and diluted net loss per common share....  $      (2.24)  $      (1.01)  $   (0.11)
                                                 ============   ============   =========

    The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model for the years indicated are as follows:

                                                            2000       1999       1998
                                                          --------   --------   --------
Risk-free interest rate.................................    5.70%       6.00%      5.62%
Expected life of option grants..........................  5 years    10 years   10 years
Expected volatility of underlying stock.................     151%        107%        35%
Expected forfeiture rate................................       0%          0%         0%

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

7. COMMITMENTS AND CONTINGENCIES

    In October 1999, the Company completed the relocation of its corporate office to Maynard, Massachusetts, from Rochester, New York. The Company leases approximately 15,000 square feet as its principal operating location under a seven-year operating lease agreement. The agreement provides for a yearly escalating, monthly rental of $7,448 for the first 12 months, $14,219 for months 13 through 24, and $21,114 for months 25 and forward. The lease also requires the Company to pay certain incremental costs incurred by the lessor and shared costs of the property. The Company is recording the expense on its escalating leases on a straight-line basis over the entire life of the lease. Rent expense for each of the years ended December 31, 2000, 1999 and 1998 totaled $237,438, $95,943 and $17,690, respectively.

    At December 31, 2000, the aggregate minimum rental payments due under non-cancelable operating leases are as follows:

2001........................................................  $  194,152
2002........................................................     253,667
2003........................................................     253,370
2004........................................................     253,370
2005........................................................     253,370
2006........................................................     190,028
                                                              ----------
Total.......................................................  $1,397,957
                                                              ==========

    The Company has an Employment Agreement (the "Agreement") with an officer of the Company. The Agreement provides for the following financial commitments:
(i) a minimum base salary of $250,000 per annum subject to an annual review by the Board of Directors; (ii) severance and provisions for the acceleration of options granted. The term of the Agreement shall be indefinite subject to the termination provisions of the Agreement.

    Other than as set forth below, the Company is not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated for which the Company anticipates a material risk of loss.

    The Company is one of approximately 18 defendants in an action in the United States District Court for the Southern District of New York entitled INTERACTIVE GIFT V. COMPUSERVE INC. ET AL, filed August 23, 1995. The action alleges that the Company and 18 other defendants infringed on the U.S. Patent No. 4,528,643 held by E-Data Inc. The plaintiff seeks judgment declaring the validity of its patent and further declaring that each of the defendants has infringed the plaintiff's patent, enjoinment of further infringement and treble damages plus attorneys' fees and costs and disbursements.

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

8. CHILI PEPPER TRANSACTION

    On May 12, 2000, the Company completed its acquisition of certain net assets of Chili Pepper, Inc. ("Chili Pepper")(the "Acquisition"), a Boston-based strategic marketing consulting firm. Under the terms of the agreement, the Company issued 193,289 shares of the Company's common stock, $.01 par value, with an aggregate value of $1,404,365, paid $351,090 in cash and incurred $50,000 in transaction costs (collectively, the "Purchase Price"). The acquisition has been accounted for as a purchase, and accordingly, the results of operations of the Chili Pepper business have been included in the Company's consolidated financial statements from the date of acquisition. The Purchase Price has been allocated to the net assets acquired based upon their fair values. The Purchase Price exceeded the fair value of the assets acquired and liabilities assumed, resulting in goodwill being recorded. Such goodwill was initially being amortized over its estimated useful life of five years. The following is a summary of the Purchase Price allocation.

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
                                                              ==========

    Based upon a review of the Chili Pepper operations, including an analysis of the projected cash flows and after further review of the economic environment of the target market served by the Chili Pepper operations, management believed that an impairment event had occurred as described under SFAS 121. The Company performed the analysis required to determine the impairment charge associated with the goodwill. Based on such analysis, the Company recognized an impairment of $1,596,233 relating to the unamortized goodwill.

    Chili Pepper's net revenue and gross profit were $568,716 and $319,202, respectively in 2000. In the first quarter of 2001, the Company ceased the operation of Chili Pepper in response to difficult market conditions.