Form 10KSB/A
period 2000-12-31
SOFTLOCK COM INC
filed 2001-04-30
CIK 870227

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               FORM 10-KSB/A NO.1

/X/           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

/ /           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE
              TRANSITION PERIOD FROM ______ TO __________.
                       COMMISSION FILE NUMBER: 33-37751-D

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

                                 AMENDMENT NO. 1
                     TO SOFTLOCK.COM, INC. ANNUAL REPORT ON
                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2001

         The Registrant hereby amends its Annual Report on Form 10-KSB for the year ended December 31, 2000, by filing herewith the complete text of ITEMS 9 through 12 of Part III thereof, consisting of

                                                                                            PAGE

Item 9.       Directors and Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the Exchange
                Act....................................................................      1

Item 10.      Executive Compensation...................................................      2

Item 11.      Security Ownership of Certain Beneficial Owners and
                Management.............................................................      4

Item 12.      Certain Relationships and Related Transactions...........................      6

                                    PART III

ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company, their ages, their positions with the Company, the period during which they have served as directors and their principal occupations and other directorships held by them are set forth below. Directors are elected at the annual meeting of stockholders to hold office for a term of three years or until their successors are elected and qualified. Officers are chosen by the Board of Directors and serve until their successors are chosen.

SCOTT W. GRIFFITH, 42, has been the President of the Company since May 5, 2000, the Chief Executive Officer of the Company since April 17, 2000 and a director of the Company since December 1999. Previous to his employment with the Company, Mr. Griffith was the President and CEO of Information America from June 1992 to September 1999, a leading provider of on-line information. Under his leadership, Information America experienced a dramatic turnaround of its core online public records business and launched the leading Internet directory KnowX.com. From January 1996 to June 1998, Mr. Griffith was a founding partner at Treacy & Company, a business strategy and investment firm. Previously, from February 1992 to December 1995, he was also a Principal at The Parthenon Group where he was actively involved in principal investing and senior advisory services to Fortune 1000 companies and institutional investors. Mr. Griffith has held operating positions at The Boeing Company and Hughes Electronics. Mr. Griffith earned his BS in engineering from Carnegie Mellon University in 1981 and his MBA from the University of Chicago in 1990.

JONATHAN SCHULL, PH.D., 48, founded SoftLock Services, Inc. in 1992, served as its president from July 1998 to July 1999 and has been a director of the Company since July 1998. Prior to founding SoftLock Services, Inc. Dr. Schull was a tenured professor of Biological Psychology at Haverford College in Haverford, Pennsylvania.

RICHARD N. GOLD, 56, has been a director of the Company since September 1999. From 1981 to the present, Mr. Gold has served as President of R.N. Gold & Company, Inc., a strategic planning and marketing management consulting firm. From 1977 to 1981, Mr. Gold held the position of Executive Vice President and Director of Glendinning Associates, also a management consulting firm. Mr. Gold worked for Procter and Gamble, Inc. as a Brand Manager from 1971 to 1976, and previously was employed as a teacher with the New York City Public Schools from 1968 to 1971.

GEOFFREY A. DE LESSEPS, 37, has been a director of the company since March of 1999. From 1994 to the present Mr. De Lesseps has been a management consultant with Computer Sciences Corporation (CSC). He is a Partner at CSC and currently runs the Financial Services management consulting practice for the Consulting Group, focused on eBusiness strategy. Prior to joining CSC's Index Group, Mr. de Lesseps was a turnaround management consultant specializing in advising distressed companies on reorganization and recapitalization issues, and held the title of Director of Finance and Acquisitions for Kaiser Ventures from 1991 to 1993.

RONALD DUNN, 54, has been a director of the Company since June 2000. In July 1998, Mr. Dunn became the Chief Executive Officer, Academic & International Group of Thomson Learning (formerly International Thomson Publishing). Previously, Mr. Dunn was President of the Information Industry Association (IIA) from June 1995 to June 1998. IIA is widely recognized as a leader in addressing public policy, business and technology issues that shape the information marketplace. Prior to IIA, Mr. Dunn was a business development consultant for McGraw-Hill's Educational and Professional Publishing Group and President of the McGraw-Hill College Division.

ANDREW MORRISON, 49, has been Executive Vice President and CFO of the Company since August 2000. Prior to joining the Company Mr. Morrison was CFO and Corporate Secretary for AAF-McQuay, Inc. from November 1997 to November 1999. From November 1995 to November 1997 Mr. Morrison was Treasurer and Corporate Secretary for AAF-McQuay Inc.

KURT DRESSEL, 51, has been Executive Vice-President, Marketing and Sales of the Company since July 2000. Prior to joining the Company Mr. Dressel was Senior Vice President, Marketing and Business Development for MediaBridge Technologies, Inc., from April 1999 to July 2000. From November 1998 through March 1999, Mr. Dressel was the President and CEO of Quark Marketing, Inc. and Vice President, Sales and Marketing of Quark, Inc. Previously, from November 1995 through July 1998, Mr. Dressel held the position of Vice President, Sales and Marketing for Gannett Media Technologies, a unit of Gannett Co., Inc.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent (10%) shareholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms which they file. Based solely on its review of the copies of such forms furnished to the Company during the fiscal year ended December 31, 2000, the Company believes that each of the following officers, directors or holders of more than ten percent (10%) of the Company's common stock, through inadvertance, failed to file timely form 3 reports: N. Adam Rin, Kurt Dressel, Richard Gold, Michael Dziczkowski, Andrew Morrison, Scott Griffith, Jonathan Schull, Ronald Dunn, Francis Knott, Geoffrey deLesseps, Leigh Michl, SI Venture Fund II, L.P., SI Venture Management II, L.L.C. and Ascent Venture Partners. Each of Messrs. Schull, Dunn, Gold and Knott failed to file a Form 5 on a timely basis.

ITEM 10:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table discloses compensation received by the Company's former President and Chief Executive Officer, the current Chief Executive Officer, and the four next highest compensated executives for the fiscal year ended December 31, 2000, as well as their compensation for each of the fiscal years ended December 31, 1999 and December 31, 1998.

                                                                                            LONG TERM
                                                                                           COMPENSATION
                                                                                           ------------
                                      ANNUAL COMPENSATION                               AWARDS       PAYOUTS
                                      -------------------                               ------       -------
(A)                           (B)         (C)        (D)         (E)          (F)          (G)         (H)          (I)
                                                                OTHER      RESTRICTED    SECURITIES                  ALL
                                                                ANNUAL       STOCK       UNDERLYING     LTIP        OTHER
PRINCIPAL                                                      COMPEN-      AWARDED       OPTIONS/    PAYOUTS    COMPENSATION
NAME/POSITION                 YEAR     SALARY($)   BONUS($)   SATION($)      ($)          SARS(#)     ($)          ($)
                              ----     ---------   --------   ---------      ---          -------     ---          ---

Scott W. Griffith.........   2000       173,392    100,000           --           --     1,988,292         --            --
Chairman, President and
CEO

Keith Loris(1)(2).........   2000       155,888        --            --           --           --          --            --
                             1999       146,250     45,000           --           --     1,182,870         --            --
                             1998        32,192        --            --           --           --          --            --

Robert Leone..............   2000       150,450     75,000           --           --        30,000         --            --
VP of Strategic Alliance     1999        28,846        --            --           --       100,000         --            --

Jonathan Schull...........   2000       115,228     22,500           --           --        21,125         --            --
Founder and Chief            1999        99,550     15,000           --           --           --          --            --
Scientist                    1998        67,686     21,633           --           --           --          --            --

Kurt W. Dressel...........   2000        77,818     35,000           --           --       325,000         --            --
EVP, Sales and Marketing

Andrew R. Morrison........   2000        63,672     37,094           --           --       325,000         --            --
EVP and CFO

(1) Mr. Loris served as Chief Executive Officer until April 17, 2000 and President until May 5, 2000 when he and the Company entered into a General Release and Separation Agreement (the "Separation Agreement"). Pursuant to the Separation Agreement, Mr. Loris received his current annual salary of $168,000 in semi-monthly payments until November 6, 2000.

(2) Under the terms of the Separation Agreement, Mr. Loris forfeited 630,864 of the options granted to him in 1998. On February 4, 2001, the remaining 552,006 options, which had vested, expired without being exercised.

SUMMARY OF STOCK OPTION COMPENSATION

The Company's 1998 Stock Option Plan allows grants of stock options and other rights relating to common stock. The Company granted options to purchase up to 4,558,837 shares of common stock under the 1998 Stock Option Plan in 2000 and 33,838 options were exercised to purchase shares of common stock during 2000.

The stock options granted to or exercised by Named Executive Officers during the year ended December 31, 2000 are as follows:

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table shows with respect to the Named Executive Officers information regarding options granted under the Company's Stock Option Plans during 2000.

                                                                                 POTENTIAL REALIZABLE VALUE AT ASSUMED
                                                                                      ANNUAL RATES OF STOCK PRICE
                                                                                      APPRECIATION FOR OPTION TERM
                                      NUMBER OF       % OF TOTAL                 ----------------------------------------
                                      SECURITIES     OPTIONS/SARS
                                      UNDERLYING      GRANTED TO     EXERCISE
                                     OPTIONS/SARS    EMPLOYEES IN     PRICE     EXPIRATION
NAME                                 GRANTED (#)     FISCAL YEAR      ($/SH)       DATE          5% ($)         10% ($)
----                                 -----------     -----------      ------       ----          ------         -------

Scott W. Griffith..................       20,000         0.4%         8.25        2/28/10         268,768        427,968
                                       1,164,670        25.5%         8.50        4/17/10      16,125,560     25,677,259
                                         349,401         7.7%         4.38         8/4/10       2,489,976      3,964,871
                                         454,221        10.0%         2.03        12/3/10       1,502,915      2,393,142

Keith Loris........................          --           --           --             --               --             --

Robert Leone.......................       30,000         0.7%         2.03        12/3/10          99,263        158,060

Jonathan Schull....................       12,500         0.3%        11.19         3/6/10         227,791        362,719
                                           3,750         0.1%         4.38         8/4/10          26,724         42,554
                                           4,875         0.1%         2.03        12/3/10          16,130         25,685

Kurt W. Dressel....................      250,000         5.5%         4.38        7/17/10       1,781,603      2,836,906
                                          75,000         1.6%         2.03        12/3/10         248,158        395,150

Andrew R. Morrison.................      250,000         5.5%         5.13         8/7/10       2,087,021      3,323,233
                                          75,000         1.6%         2.03        12/3/10         248,158        395,150

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth information regarding stock option exercises in 2000 and unexercised stock options held by the officers listed in the Summary Compensation Table during the fiscal year ended December 31, 2000.

                                                                     NUMBER OF SECURITIES         VALUE OF UNEXERCISED IN-
                                                                    UNDERLYING UNEXERCISED         THE-MONEY OPTIONS/SARS
                                                                    OPTIONS/SARS AT FY END            AT FY END ($)(1)
                                                                    ----------------------            ----------------

(A)                                      (B)            (C)          (D)            (E)            (F)            (G)
                                   SHARES ACQUIRED     VALUE
NAME                                 ON EXERCISE      REALIZED   EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----                                 -----------      --------   -----------   -------------    -----------   -------------

Scott W. Griffith.................          --            --            --              --              --            --
Keith Loris (1)(2)................          --            --       552,006               0         $94,448             0
Robert Leone......................          --            --            --              --              --            --
Jonathan Schull...................          --            --            --              --              --            --
Kurt W. Dressel...................          --            --            --              --              --            --
Andrew Morrison...................          --            --            --              --              --            --

(1) Amounts are based on the December 31, 2000 last reported closing price of our common stock of $1.062 per share as reported on the Nasdaq Small Cap Market.

(2) Under the terms of the Separation Agreement, the Company immediately vested 78,858 options to purchase the Company's common stock which had been previously granted to Mr. Loris pursuant to his employment agreement. Mr. Loris' remaining options to purchase the Company's common stock were forfeited. On February 4, 2001, all 552,006 options, which had vested, expired without being exercised.

OTHER INCENTIVE PLANS

The Company currently does not have any long-term incentive plans or compensation plans for its executive officers and directors.

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with the following executive officers: Scott W. Griffith and Jonathan Schull.

On April 17, 2000, the Company retained Scott W. Griffith to serve as its Chief Executive Officer and executed an employment agreement with him. Pursuant to this employment agreement dated April 17, 2000, Mr. Griffith will receive an annual base compensation for fiscal 2001 of $250,000. Mr. Griffith is also eligible to receive an annual incentive award, up to a maximum of 50% of his annual base compensation, pending the satisfaction of certain criteria specified in his employment agreement. In connection with the employment agreement, Mr. Griffith also received an option grant for 1,164,670 shares of common stock at an exercise price of $8.50 per share on April 17, 2000. The options will become exercisable over a period of four (4) years in accordance with the schedule set forth in the stock option agreement. In addition, on May 5, 2000, Mr. Griffith assumed the role of President of the Company.

Prior to January 1, 1998, the Company entered into an employment agreement with Jonathan Schull, a founder of the Company and former president and director. The employment agreement reflects Mr. Schull's role as a founder of the Company and a key participant in the Company's growth.

DIRECTOR COMPENSATION

Directors of the Company are entitled to reimbursement of out-of-pocket expenses incurred in connection with attending board or committee meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

There are no "interlocks" as defined by the Securities and Exchange Commission with respect to any director who currently serves as a member of the Compensation Committee. Geoffrey de Lesseps, Richard N. Gold, and N. Adam Rin currently serve on the Compensation Committee and none of such persons has ever been an executive officer or employee of the Company.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2001, certain information with respect to beneficial ownership of the Company's common stock and preferred stock by: (i) each person known by the Company to own beneficially more than five percent of any of the Company's common stock, Series A preferred stock, Series B preferred stock or Series C preferred stock; (ii) each of the Company's directors and each of the executive officers; and (iii) all directors and executive officers as a group. The last column of the table indicates the percentage of all voting shares that is beneficially owned by the specific beneficial owner, with each share of preferred stock treated as one hundred voting shares.

                                                                                                        PERCENT OF
                                                                        AMOUNT OF          PERCENT      ALL VOTING
NAME AND BENEFICIAL OWNER                    TITLE OF CLASS       BENEFICIAL OWNERSHIP     OF CLASS       SHARES
-------------------------                    --------------       --------------------     --------       ------

PRINCIPAL SHAREHOLDERS

SI Venture Fund II, L.P. (1)............   Series A Preferred              19,121            35.8%           7.1%
160 Linden Tree Road, Suite 100            Series B Preferred               4,688            10.3%           1.7%
Wilton, Connecticut 06897                  Series C Preferred               9,817            26.8%           3.7%

Apex Investment Fund IV, LP (2).........   Series A Preferred              14,260            26.7%           5.3%
225 W. Washington Street, 1450             Series B Preferred               4,547            10.0%           1.7%
Chicago, Illinois 60606                    Series C Preferred               9,528            26.0%           3.6%

Apex Strategic Partners IV LLC(2)......    Series A Preferred                 446             0.8%           0.2%
225 W. Washington St., 1450                Series B Preferred                 141             0.3%           0.1%
1450 Chicago, Illinois 60606               Series C Preferred                 289             0.8%           0.1%

RSA Security Inc (3)....................   Series A Preferred               4,902             9.2%           1.8%
36 Crosby Drive
Bedford, Massachusetts 02109

Ascent Venture Partners (4).............   Series A Preferred              14,706            27.5%           5.5%
255 State Street, 5th Floor                Series C Preferred               7,853            21.4%           2.9%
Boston, Massachusetts 02109

Ritchie Capital Management LLC(5).......   Series B Preferred               2,500             5.5%           0.9%
210 East State Street                      Series C Preferred                 187             0.5%           0.1%
Batavia, Illinois 60510

Tudor Investment Corporation (6)........   Series B Preferred              18,750            41.1%           7.0%
Raptor Global Portfolio, Ltd.              Series C Preferred               7,853            21.4%           2.9%
Altar Rock Fund, L.P.
40 Rowes Wharf, 2nd Floor
Boston, Massachusetts 02110

RC Capital, LLC (5).....................   Series B Preferred               2,500             5.5%           0.9%
210 East State Street                      Series C Preferred                 187             0.5%           0.1%
Batavia, Illinois 60510

RAM Trading LTD (5).....................   Series B Preferred              12,500            27.4%           4.7%
210 East State Street                      Series C Preferred                 935             2.6%           0.3%
Batavia, Illinois 60510

Maurice R. LaFlamme (7).................   Common Stock                 1,368,326            10.3%           5.1%
34 Weatherly Court
Jamestown, Rhode Island 02385

                                                                                                        PERCENT OF
                                                                        AMOUNT OF          PERCENT      ALL VOTING
NAME AND BENEFICIAL OWNER                    TITLE OF CLASS       BENEFICIAL OWNERSHIP     OF CLASS       SHARES
                                             --------------       --------------------     --------       ------

OFFICERS AND DIRECTORS (8)

Jonathan Schull (9).....................   Common Stock                 2,505,337            18.9%           9.4%

N. Adam Rin (10)........................   Series A Preferred              19,121            35.8%           7.1%
160 Linden Tree Road, Suite 100            Series B Preferred               4,688            10.3%           1.7%
Wilton, Connecticut 06897                  Series C Preferred               9,817            26.8%           3.7%
                                           Common Stock                    16,000             0.1%           6.0%

Keith Loris (11)........................   Common Stock                   568,006             4.3%           2.1%

Francis Knott (12)......................   Common Stock                   383,787             2.9%           1.4%

Geoffrey de Lesseps (13)................   Common Stock                   220,399             1.7%           0.8%

Scott W. Griffith (14)..................   Common Stock                 2,083,292            15.8%           7.8%

Richard N. Gold (15)....................   Common Stock                   120,000             0.9%           0.4%

Leigh E. Michl (16).....................   Series A Preferred              14,706            27.5%           5.5%
                                           Series C Preferred               7,853            21.4%           2.9%

Ronald Dunn (17)........................   Common Stock                    30,000             0.2%           0.1%

George Middlemas (18)...................   Series A Preferred              14,706            27.5%           5.5%
                                           Series B Preferred               4,688            10.3%           1.7%
                                           Series C Preferred               9,817            26.8%           3.7%

Kurt Dressel (19).......................   Common Stock                   325,000             2.5%           1.2%

Andrew R. Morrison (20).................   Common Stock                   325,000             2.5%           1.2%

All Officers and Directors as a            Series A Preferred              48,533            90.8%          18.1%
Group (21)..............................   Series B Preferred               9,376            20.5%           3.5%
                                           Series C Preferred              27,487            75.0%          10.3%
                                           Common Stock                 6,576,821            49.7%          24.5%

1. N. Adam Rin served as a director of the Company and is a managing member of SI Venture Management II, L.L.C., the general partner of SI Venture Fund II, L.P. Upon conversion of its Series A, Series B and Series C preferred stock, SI Venture Funds II, L.P. will receive 3,362,600 shares of the Company's common stock. Mr. Rin resigned from the Board of Directors after March 31, 2001.

2. Because the Company understands that Apex Investment Fund IV, L.L.C. and Apex Strategic Partners IV, L.P. are affiliates of each other under applicable securities laws, the percentage of outstanding shares of Series A, Series B and Series C preferred stock beneficially owned, respectively, should be aggregated to accurately reflect the beneficial ownership of the affiliate entities. Upon conversion of its Series A, Series B and Series C preferred stock, Apex Investment Fund IV, L.L.C and Apex Strategic Partners, IV, L.P. will receive 2,921,100 shares of the Company's common stock.

3. Upon conversion of it Series A preferred stock, RSA Security, Inc. will receive 490,200 shares of the Company's common stock.

4. Leigh E. Michl served as a director of the Company and is the managing director of Ascent Venture Management, Inc. Upon conversion of its Series A and Series C preferred stock, Ascent Venture Partners will receive 2,255,900 shares of the Company's common stock. Mr. Michl resigned from the Board of Directors after March 31, 2001.

5. Because Ritchie Capital Management, LLC, RC Capital, LLC and RAM Trading, Ltd. have affirmed in their filing on Schedule 13G, dated March 15, 2000, that they are members of a group, the percentage of outstanding shares of Series B and Series C preferred stock beneficially owned, respectively, should be aggregated to accurately reflect the beneficial ownership of the affiliate entities. Pursuant to letter agreements between the foregoing entities and us, these entities have agreed that they cannot be the "beneficial owner" of more than 9.9% of the securities of the Company within the meaning of Regulation 13D. Upon conversion of its Series B and Series C preferred stock, Ritchie Capital Management, LLC, RC Capital, LLC and RAM Trading, LTD. will receive 1,880,900 shares of the Company's common stock.

6. Because the Company understands that Tudor Investment Corporation, Raptor Global Portfolio, Ltd. and Altar Rock Fund, L.P. are affiliates of each other under applicable securities laws, the percentage of outstanding shares of Series B and Series C preferred stock beneficially owned, respectively, should be aggregated to accurately reflect the beneficial ownership of the affiliate entities. Upon conversion of its Series B and Series C preferred stock, Tudor Investment Corporation, Raptor Global Portfolio, Ltd. and Altar Rock Fund, L.P. will receive 2,660,300 shares of the Company's common stock.

7. Includes 133,827 shares of common stock issuable in connection with the exercise of options granted under the 1998 Stock Option Plan.

8. Unless otherwise indicated, the officers and directors can be reached at the principal office of the Company, Five Clock Tower Place, Suite 440, Maynard, Massachusetts 01754.

9. Includes 21,125 shares of common stock issuable in connection with the exercise of options granted under the 1998 Stock Option Plan.

10. Includes common stock issuable upon conversion of Series A, Series B and Series C preferred stock held by SI Venture Fund II, L.P., of which N. Adam Rin is a managing member. Mr. Rin disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. Also includes 16,000 shares of the Company's common stock personally held by Mr. Rin.

11. Includes 552,006 shares of common stock issuable in connection with the exercise of options granted under the 1998 Stock Option Plan. Mr. Loris is the former Chief Executive Officer of the Company. On February 4, 2001, all 552,006 options expired without being exercised.

12. Mr. Knott resigned from the Board of Directors in January, 2001. Includes 265,234 shares of common stock issuable in connection with the exercise of options granted under the 1998 Stock Option Plan.

13. Includes 115,000 shares of common stock issuable in connection with the exercise of options granted under the 1998 Stock Option Plan.

14. Includes 2,003,292 shares of common stock issuable in connection with the exercise of options granted under the 1998 Stock Option Plan.

15. Includes 75,000 shares of common stock issuable in connection with the exercise of options granted under the 1998 Stock Option Plan.

16. Includes common stock issuable upon conversion of Series A and Series C preferred stock held by Ascent Venture Partners, of which Leigh E. Michl is the managing director. Mr. Michl disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

17. Includes 30,000 shares of common stock issuable in connection with the exercise of options granted under the 1998 Stock Option Plan.

18. Includes common stock issuable upon conversion of Series A, Series B and Series C preferred stock held by Apex Investment Fund IV L.P. and Apex Strategic Partner LLC, of which George Middlemas is a managing partner. Mr. Middlemas disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. Mr. Middlemas served as a director of the Company. Mr. Middlemas resigned from the Board of Directors after March 31, 2001.

19. Includes 325,000 shares of common stock issuable in connection with the exercise of options granted under the 1998 Stock Option Plan.

20. Includes 325,000 shares of common stock issuable in connection with the exercise of options granted under the 1998 Stock Option Plan.

21. Includes 3,711,757 shares of common stock issuable in connection with the exercise of options granted under the 1998 Stock Option Plan.

* Less than 1%.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 22, 1999, the Company entered into a Note and Warrant Purchase Agreement (the "Warrant Purchase Agreement") with SI Venture Associates, LLC to acquire shares of the Company's Series A preferred stock for $1.25 million, provided that the Company can identify a second venture capital investor to contribute at least another $1.25 million. The Warrant Purchase Agreement further provides the right to appoint one (1) director to the Company's Board.

On January 10, 2000, the Company issued 36,765 shares of Series A preferred stock to a group of four investors: SI Venture Fund II, L.P. ("SI"), Apex Investment Fund IV, L.P., Apex Strategic Partners IV, LLC (collectively, "Apex") and RSA Security Inc. ("RSA") for a purchase price of $102 per share for an aggregate purchase price of $3,750,030. In connection with the Series A preferred stock transaction, the Company entered into a Series A Preferred Stock Purchase Agreement dated as of December 30, 1999 as supplemented on January 7, 2000 with SI, Apex and RSA (collectively, the "Purchasers") and a Shareholders' and Rights Agreement with the Purchasers. The Company also filed a Certificate of Designation with the Delaware Secretary of State that provides the powers, preferences and rights of the Series A preferred stock, including, but not limited to, voting rights, redemption rights, liquidation preference, and dividend rights. Each share of Series A preferred stock is initially convertible into 100 shares of the Company's common stock, subject to certain anti-dilution adjustments, at any time at the holder's option at a conversion price of $1.02 per share of common stock and, further, is automatically convertible into common stock upon the occurrence of certain events.

On February 14, 2000, the Company issued 46,875 shares of Series B preferred stock to a group of ten investors including, affiliates of Tudor Investment Corporation, Ritchie Capital as well as investors in an earlier round of financing, SI Venture Fund II, L.P. and Apex Investment Fund IV, L.P., for a purchase price of $160 per share for an aggregate purchase price of $7,500,000.

In connection with the Series B Preferred transaction, the Company entered into a Series B Preferred Stock and Warrant Purchase Agreement dated as of February 10, 2000 with the investors (collectively, the "Purchasers") and an Amended and Restated Shareholders' and Rights Agreement with the Purchasers, the holders of the Series A preferred stock. The Company also filed a Certificate of Designation with the Delaware Secretary of State that states the powers, preferences and rights of the Series B preferred stock including, but not limited to, voting rights, redemption rights, liquidation preference, and dividend rights. Each share of Series B preferred stock is initially convertible into 100 shares of the Company's common stock, subject to certain anti-dilution adjustments, at any time at the holder's option and, further, is automatically convertible into common stock upon the occurrence of certain events.

Concurrent with the Series B preferred stock transaction, the Company issued 14,706 shares of Series A preferred stock to Ascent Venture Partners III, L.P. ("Ascent") for $102 per share for an aggregate purchase price of $1,500,000. In connection with the investment by Ascent, the Company agreed to appoint an Ascent representative to its Board of Directors.

On November 10, 2000, the Company entered into a Shareholder Agreement with the holders of approximately 97% of the Company's Series B preferred stock pursuant to which these shareholders agreed, subject to various conditions, that they would not trade in the Company's securities until June 1, 2001. In connection with the execution of the Shareholder Agreement, the Company issued to these shareholders warrants to purchase an aggregate of 1,825,040 shares of the Company's Common Stock at an exercise price of not less than $2.25 per share.

On December 21, 2000, the Company issued 36,649 shares of Series C preferred stock to a group of nine investors, all of whom had participated in earlier rounds of financing for a purchase price of $191 per share for an aggregate purchase price of $7,000,000. The investors included Apex, Ascent Venture Partners, SI and affiliates of Tudor Investment Corporation and Ritchie Capital. These investors were also issued three warrants: one warrant to purchase Series C preferred stock and two additional warrants to purchase common stock. The Series C preferred stock warrants are immediately exercisable for an aggregate of 9,162 shares. The first warrant to purchase common stock becomes exercisable on August 1, 2001 if a registration statement for the shares of common stock issuable upon conversion of the Series C preferred stock is not declared effective by the SEC by that date. The second warrant to purchase common stock becomes exercisable on October 15, 2001 if such registration statement has not been declared effective by the SEC by that date.

In connection with the Series C Preferred transaction, the Company entered into a Series C Preferred Stock and Warrant Purchase Agreement dated as of December 21, 2000 with the Series C investors and an Amended and Restated Shareholders' and Rights Agreement with the holders of the Series A preferred stock, the Series B preferred stock and the Series C investors. The Company also filed a Certificate of Designation with the Delaware Secretary of State that states the powers, preferences, and rights of the Series C preferred stock, including but not limited to, voting rights, liquidation preference and dividend rights. Each share of Series C preferred stock is initially convertible into 100 shares of the Company's Common Stock, subject to certain anti-dilution adjustments, at any time at the holder's option and, further, is automatically convertible into common stock upon the occurrence of certain events.

On June 22, 1996, SoftLock Services loaned $225,920 to Jonathan Schull, the Company's founder. In connection with this loan, Mr. Schull delivered a promissory note to SoftLock Services for $225,920. The note is secured by common stock. The note povides for an annual interest rate of 7.04%.

The Company has adopted a policy providing that all transactions between the Company and related parties will be subject to approval by a majority of all disinterested directors and must be on terms no less favorable than those that could otherwise be obtained from unrelated third parties.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SOFTLOCK.COM, INC.




                                       By: /s/ Scott Griffith
                                           -----------------------------
                                           Name:  Scott Griffith
                                           Title: President

Date:  April 30, 2001