Form 10QSB
period 2001-03-31
SOFTLOCK COM INC
filed 2001-05-15
CIK 870227

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

                                 ---------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001
                         COMMISSION FILE NUMBER: 1-13611

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

                                Yes /X/   No / /

As of May 13, 2001, 13,221,007 shares of common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes /X/   No / /

================================================================================

INDEX


                                                                         PAGE
                                                                        NUMBER
                                                                       --------

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheet (Unaudited), March 31, 2001......         3

         Consolidated Statements of Operations (Unaudited) for the
           three months ended March 31, 2001 and 2000................         4

         Consolidated Statements of Cash Flows (Unaudited) for the
           three months ended March 31, 2001 and 2000................         5

         Notes to Consolidated Financial Statements..................       6-7

Item 2.  Management's Discussion and Analysis of Financial Position
           and Results of Operations.................................      8-10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...........................................        11

Item 2.  Changes in Securities.......................................        11

Item 3.  Defaults upon Senior Securities.............................        11

Item 4.  Submissions of Matters to a Vote of Security Holders........        11

Item 5.  Other Information...........................................        11

Item 6.  Exhibits and Reports on Form 8-K............................        12

         Signatures..................................................        13

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                               SOFTLOCK.COM, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                  (Unaudited)


ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                                                               $  3,163,744
  Accounts receivable, net of allowance of $33,050                                              55,332
  Prepaid expenses and other current assets                                                    326,296
                                                                                          ------------
    Total current assets                                                                     3,545,372

PROPERTY AND EQUIPMENT - net                                                                 1,328,012

WEBSITE AND PRODUCT DEVELOPMENT COSTS - net                                                  1,001,721

SECURITY DEPOSITS                                                                               69,848

PREPAID ROYALTIES                                                                              504,371
                                                                                          ------------
TOTAL ASSETS                                                                              $  6,449,324
                                                                                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                        $    329,938
  Accrued expenses                                                                             288,328
  Accrued compensation and benefits                                                            520,292
  Current portion of obligations under capital leases                                          365,661
                                                                                          ------------
      Total current liabilities                                                              1,504,219

OBLIGATIONS UNDER CAPITAL LEASES, less current portion                                         535,253

DEFERRED RENT                                                                                  173,554

REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK
(Aggregate liquidation preference of $5,906,271 at March 31, 2001)                           5,857,154

STOCKHOLDERS' DEFICIT:
  Convertible preferred stock, Series B and C, $0.01 par value; 5,000,000
    shares authorized; 82,275 shares issued and outstanding at March 31, 2001               11,717,844
  Common stock, $0.01 par value; 50,000,000 shares authorized;
    13,221,007 shares issued and outstanding at March 31, 2001                                 132,210
  Deferred compensation                                                                        (39,829)
  Deferred royalties                                                                           (36,917)
  Additional paid-in capital                                                                14,550,894
  Accumulated deficit                                                                      (27,678,658)
  Notes receivable from officer and directors                                                 (266,400)
                                                                                          ------------
    Total stockholders' deficit                                                             (1,620,856)
                                                                                          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                               $  6,449,324
                                                                                          ============


See notes to Consolidated Financial Statements

SOFTLOCK.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Unaudited)


                                                                                              2001               2000
                                                                                         ---------------     ------------
NET REVENUES                                                                             $    80,459         $     12,734

COST OF REVENUES                                                                              96,370                4,832
                                                                                         -----------         ------------

GROSS (LOSS) PROFIT                                                                          (15,911)               7,902

OPERATING EXPENSES:
Research and development (including noncash compensation and consulting
  expenses of $3,907 and $4,212, respectively)                                             1,048,925            1,008,487
Selling and marketing (including noncash compensation and consulting
  expenses of $1,499 and $60,694, respectively)                                            1,144,652            1,146,147
General and administrative (including noncash compensation and consulting
  expenses of $3,069 and $127,280, respectively)                                           1,415,937            1,044,200
                                                                                         -----------         ------------

        Total operating expenses                                                           3,609,514            3,198,834
                                                                                         -----------         ------------

OPERATING LOSS                                                                            (3,625,425)          (3,190,932)

OTHER INCOME (EXPENSE):
  Interest expense                                                                           (28,516)             (12,856)
  Interest income                                                                             71,627              111,644
  Other expense                                                                                 (912)                  --
                                                                                         -----------         ------------

        Total other income, net                                                               42,199               98,788
                                                                                         -----------         ------------

NET LOSS                                                                                  (3,583,226)          (3,092,144)

BENEFICIAL CONVERSION AND ACCRETION (SEE NOTE 3)                                            (276,171)          (9,643,696)
                                                                                         -----------         ------------

NET LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS                                                                           $(3,859,397)        $(12,735,840)
                                                                                         ===========         ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                                              $     (0.29)        $      (0.99)
                                                                                         ===========         ============

BASIC AND DILUTED WEIGHTED-AVERAGE COMMON SHARES
  OUTSTANDING                                                                             13,221,007           12,848,104
                                                                                         ===========         ============


See notes to Consolidated Financial Statements

SOFTLOCK.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Unaudited)


                                                                                         2001              2000
                                                                                    -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                          $(3,583,226)       $(3,092,144)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation and amortization                                                       278,476            175,221
    Noncash compensation and consulting expense                                           8,475            192,186
    Deferred rent expense                                                                11,259             31,294
    Bad debt expense                                                                     19,500                 --
    Increase (decrease) in cash from:
        Accounts receivable                                                              88,003            (48,166)
        Prepaid expenses and other current assets                                       (73,846)          (122,498)
        Accounts payable                                                               (437,566)            43,040
        Accrued compensation and benefits                                              (334,813)           (22,569)
        Other accrued expenses                                                          (17,295)           321,243
                                                                                    -----------        -----------
             Net cash used for operating activities                                  (4,041,033)        (2,522,393)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Refund (payment) of security deposits                                                     793             (9,929)
  Purchases of property and equipment                                                    (1,487)          (117,438)
                                                                                    -----------        -----------
            Net cash used for investing activities                                         (694)          (127,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                                  (85,907)           (30,102)
  Proceeds from issuance of Series A preferred, net of issuance costs                        --          1,969,781
  Proceeds from issuance of Series B preferred, net of issuance costs                        --          7,355,160
  Issuance costs relating to Series C preferred, net of issuance costs                  (10,350)                --
  Proceeds from exercise of stock options                                                    --              3,976
                                                                                    -----------        -----------

            Net cash (used for) provided by financing activities                        (96,257)         9,298,815
                                                                                    -----------        -----------

NET (DECREASE) INCREASE IN CASH                                                      (4,137,984)         6,649,055

CASH, BEGINNING OF PERIOD                                                             7,301,728          3,695,409
                                                                                    -----------        -----------

CASH, END OF PERIOD                                                                 $ 3,163,744        $10,344,464
                                                                                    ===========        ===========

                               SOFTLOCK.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (UNAUDITED)

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

    These consolidated financial statements include all adjustments, which in the opinion of management, are necessary to reflect a fair presentation of the Company's financial position and results of operations for the period ended March 31, 2001. All such adjustments are of a normal and recurring nature. The results for the three-month period ended March 31, 2001 are not necessarily indicative of the results for the entire year 2001. See "Management's Discussion and Analysis of Financial Position and Results of Operations" for a discussion of the Company's significant reduction of operations.

    These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 filed as part of the Company's Annual Report on Form 10-KSB.

    The Company has reviewed the status of its legal contingencies and believes that there are no material changes from that disclosed in Form 10-KSB for the year ended December 31, 2000.

2. BASIS OF PRESENTATION

    On May 1, 2001 the Company issued a press release titled "Digital goods Announces Reduction of Operations" in which the Company announced a significant reduction of operations. The Company noted that it had been unsuccessful in its efforts to obtain additional financing to sustain operations, and the board of directors had determined that immediate action was necessary. The Company announced that, effective immediately, it was taking steps to conserve cash and reduce expenditures while at the same time maintaining the integrity of its intellectual property. As a result, it announced the layoff of 39 employees including all vice presidents and the president and chief executive officer, leaving four employees remaining with the Company. The press release noted that operations would be reduced significantly as the Company determined the proper course of action to maximize the value of the remaining assets. The Company also announced that it had engaged an outside consultant as a special advisor to assist in the winding down of operations. The consultant is working with the Company to assess the Company's alternatives, develop an action plan and assist in the execution of that plan. The Company also announced that it had engaged the firm of Bramson and Pressman as an advisor to assist the Company in maximizing the value of certain intellectual property assets, including the Company's portfolio of issued and pending patents, through a variety of potential transactions. Under the agreement with Bramson and Pressman the Company agreed to pay certain fees and expenses and a success fee of twelve and one half percent (12.5%) of all net revenues received by the Company with respect to the sale or licensing of its patent portfolio. The Company granted Bramson & Pressman a senior lien on and a senior security interest in its patent portfolio and the proceeds from the patent portfolio. The press release noted these transactions could include the sale, licensing or further development of the intellectual property alone or as part of a transaction involving the sale of assets and/or securing a source of additional financing to further the goals noted above.

    Notwithstanding the Company's recent significant reduction in operations, the accompanying financial statements, included herein, have been prepared and are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. See "Management's Discussion and Analysis of Financial Position and Results of Operations" for a discussion of the Company's significant reduction of operations. The Company has incurred cumulative net losses from operations of $27,678,658 since inception. Management expects that the Company will continue to incur losses in the future. The Company has funded its current operations primarily from the fiscal 2000 sales of preferred and common stock and debt financing, in the form of capital leases.

3. BENEFICIAL CONVERSION AND ACCRETION

    For the three months ended March 31, 2001 and 2000, the Company recorded the following in connection with its Series A, B and C preferred stock issuances:


                                                          2001         2000
                                                       ----------   ----------
Beneficial conversion feature
  Series A...........................................   $     --    $1,969,781
  Series B...........................................         --     7,355,160
Accretion of dividends on Series A...................    131,251       318,755
Accretion of dividends on Series C...................    140,000            --
Accretion of costs on Series A.......................      4,920            --
                                                        --------    ----------
    Total............................................   $276,171    $9,643,696
                                                        ========    ==========

4.  NET LOSS PER COMMON SHARE

    Basic loss per common share is computed using the weighted-average number of common shares outstanding. Diluted loss per common share reflects the potential dilution if common equivalent shares outstanding (common stock options, warrants and preferred shares) were exercised or converted into common stock unless the effects are antidilutive. Earnings per share exclude the effects of 5,086,899 and 3,304,346 stock options, 2,741,240 and zero warrants and 13,374,600 and 9,834,700 convertible preferred shares as of March 31, 2001 and 2000, respectively, because the inclusion of such securities would be antidilutive.

5.  PREPAID ROYALTIES

    In December 1999, the Company entered into an agreement with Intel for the use of certain of Intel's technology. In connection with such agreement, the Company paid $75,000 and issued 224,514 shares of its common stock to Intel. Under the agreement, the Company has the right to recoup a portion of the shares issued if Intel fails to meet its performance obligations; the portion that may be recouped decreases as follows: termination by or before June 30, 2000 - 80 percent, September 30, 2000 - 60 percent, December 31, 2000 - 40 percent, and March 31, 2001 - 20 percent. None of the stock may be recouped after June 30, 2001. Accordingly, at March 31, 2001, 134,706 shares of the stock issued were nonforfeitable. The Company has recorded the nonforfeitable shares and the cash paid as a prepaid royalty at March 31, 2001. As a result, as of March 31, 2001, prepaid royalties amount to $504,371, which represents the $75,000 cash, paid and the fair value as of the measurement date of the 134,706 shares of nonforfeitable stock. The fair value of the forfeitable shares has been recorded as an increase of stockholders' deficit. The value of such forfeitable shares will be remeasured at each reporting period until such shares become nonforfeitable.

6.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    Management has assessed the impact of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on the financial statements of the Company and has determined that the Company does not currently have any agreements which meet the criteria of a derivative financial instrument as defined under SFAS 133. The Company has adopted this accounting standard as of January 1, 2001, as required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements (as this term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that is based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company, including, but not limited to, statements related to the Company's future cash and financing requirements. Forward-looking statements involve known and unknown risks and uncertainties which may cause the actual results in future periods to differ materially from what is anticipated. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in this section and elsewhere in this Report and the risks discussed under the heading "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The Company does not assume responsibility for the accuracy and completeness of these forward-looking statements and undertakes no obligation to update forward-looking statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes included herein and our annual report on Form 10-KSB for the year ended December 31, 2000.

RECENT DEVELOPMENTS

         As previously reported, on May 1, 2001 the Company issued a press release titled "Digital Goods Announces Reduction of Operations" in which the Company announced a significant reduction of operations. The Company noted that it had been unsuccessful in its efforts to obtain additional financing to sustain operations, and the Board of Directors had determined that immediate action was necessary. The Company announced that, effective immediately, it was taking steps to conserve cash and reduce expenditures while at the same time maintaining the integrity of its intellectual property. As a result, it announced the layoff of 39 employees including all vice presidents and the president and chief executive officer, leaving four employees remaining with the Company. The press release noted that operations would be reduced significantly as the Company determined the proper course of action to maximize the value of the remaining assets. The Company also announced that it had engaged an outside consultant as a special adviser to assist in the winding down of operations. The consultant is working with the board of directors to assess the Company's alternatives, develop an action plan and assist in the execution of that plan. The Company also announced that it had engaged the firm of Bramson and Pressman as an adviser to assist the company in maximizing the value of certain intellectual property assets, including the Company's portfolio of issued and pending patents, through a variety of potential transactions. Under the agreement with Bramson & Pressman, the Company agreed to pay certain fees and expenses and a success fee of twelve and one half percent (12 1/2%) of all net revenues received by the Company with respect to the sale or licensing of its patent portfolio.
The Company granted Bramson & Pressman a senior lien on and a senior security interest in its patent portfolio and the proceeds from the patent portfolio. The press release noted that these transactions could include the sale, licensing or further development of the intellectual property alone, or as part of a transaction involving the sale of the assets, and/or securing a source of additional financing to further the goals noted above. The Company also announced, that Dr. Jonathan Schull, the founder and a member of the Company's Board of Directors, had been appointed to and would assume the titles and duties of president and chief executive officer and that he would remain on the board of directors. The Company also received the resignations of all of its other directors and further announced that the annual meeting, which was previously scheduled for May 17, had been postponed. The press release indicated that the Board of Directors had not scheduled a new date for the annual meeting. The press release stated that certain aspects of these arrangements will require approval by some of the Company's investors.

Also on May 1, 2001, in a related development, The Nasdaq Stock Market issued a press release that stated that it was halting trading of the Company's common stock until the Company has fully satisfied Nasdaq's request for additional information.

BACKGROUND

    The Company has incurred recurring net losses from operations since its inception and has recorded limited revenues. For example, the Company incurred a net loss of $3,583,226 and $15,373,788 for the three months ended March 31, 2001 and the fiscal year ended December 31, 2000, respectively, and its accumulated deficit is $27,678,658 at March 31, 2001.

    The Company has not been able to attract additional financing to satisfy its needs for working capital and is not generating positive cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. As noted above, on May 1, 2001 the Company announced a significant reduction of operations to conserve cash and reduce expenditures while at the same time maintaining the integrity of its intellectual property. The Company also announced the layoff of 39 employees including all vice presidents and the president and chief executive officer, leaving four employees remaining with the Company. With the assistance of a consultant, the Company is currently in the process of winding down its operations and settling its liabilities. The Company has hired Bramson & Pressman to maximize the value of the Company's issued and pending patents through a variety of potential transactions. These transactions could include the sale, licensing or further development of intellectual property alone, or as part of a transaction involving the sale of the assets, and/or securing a source of additional financing to further these transactions.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2000.

    Total revenues increased to $80,459 for the three months ended March 31, 2001, as compared to $12,734 for the three months ended March 31, 2000. The increase is a result of increased revenue from the Company's internet distribution system and password vending to $22,293 from $13,508 in 2000, a 65% increase, and the addition of digital content and other marketing services amounting to $58,166, including $57,916 from our Chili Pepper operations. We discontinued the operations of Chili Pepper in March 2001.

    For the three months ended March 31, 2001, there was a negative gross margin of $15,911 compared to a gross profit of $7,902 for the three months ended March 31, 2000. The negative gross margin was primarily due to monthly and one-time license fees associated with the technologies used in the Company's Amplifi system. The effect of these additional costs was partially offset by a positive gross margin of $16,991 from the Company's Chili Pepper operations.

    Operating expenses increased to $3,609,514 for the three months ended March 31, 2001, as compared to $3,198,834 for the three months ended
March 31, 2000. This increase of $410,680 is primarily due to costs associated with staffing increases (from 45 employees at March 31, 2000 to 62 employees as of March 31, 2001) to support the Digital Goods Solution system, related operating and consulting costs, and other miscellaneous administrative costs. Included in operating expenses are costs related to noncash compensation and consulting transactions in the amounts of $8,475 and $192,186 for the three months ended March 31, 2001 and 2000, respectively.

    Research and development costs increased to $1,048,925 for the three months ended March 31, 2001, as compared to $1,008,487 for the three months ended March 31, 2000. This is an increase of $40,438. This increase is related to additional staffing which was offset by decreased web development costs. Included in research and development expenses are costs related to noncash compensation and consulting in the amounts of $3,907 and $4,212 for the three months ended March 31, 2001 and 2000, respectively.

    Selling and marketing costs decreased to $1,144,652 for the three months ended March 31, 2001, as compared to $1,146,147 for the three months ended March 31, 2000. This decrease is primarily attributable to additional staffing offset by decreased spending in the areas of consulting and advertising. Included in selling and marketing expenses are costs related to noncash compensation and consulting in the amounts of $1,499 and $60,694 for the three months ended March 31, 2001 and 2000, respectively.

    General and administrative costs increased to $1,415,937 for the three months ended March 31, 2001, as compared to $1,044,200 for the three months ended March 31, 2000. This increase of $371,737 relates primarily to additional staffing, outside consulting and depreciation costs. Included in the above costs are salaries and wages, consulting, and all other related operating expenses. Also included in general and administrative expenses are costs related to noncash compensation and consulting in the amounts of $3,069 and $127,280 for the three months ended March 31, 2001 and 2000, respectively.

    Other income, net decreased to $42,199 for the three months ended March 31, 2001, as compared to $98,788 for the three months ended March 31, 2000. This change relates primarily to increased interest expense relating to the addition of capital lease obligations and decreased interest income relating to lower average cash balances.

    Net loss increased to $3,583,226 for the three months ended March 31, 2001, as compared to $3,092,144 for the three months ended March 31, 2000. The increase resulted primarily from the increase in operating expenses. The Company anticipates that it will incur significant operating losses during 2001.

LIQUIDITY AND CAPITAL RESOURCES

    Cash used in operations totaled $4,041,033 for the three months ended March 31, 2001 as compared to $2,522,393 for the three months ended March 31, 2000. Cash used for the three months ended March 31, 2001 related primarily to the net loss sustained during the period. In addition, there was an increase in prepaid expenses of $73,846, a decrease in accounts payable and other accrued expenses of $437,566 and $17,295 respectively as well as a decrease in accrued compensation and benefits of $334,813 resulting from the payout of bonuses accrued at December 31, 2000. These decreases were offset by increases in depreciation and amortization of $278,476, decreased accounts receivable of $88,003, and increased bad debt expense of $19,500. At March 31, 2001, working capital totaled $2,041,153.

    During the three months ended March 31, 2001, the Company financed the purchase of certain computer hardware totaling $28,385 through capital leases. Principal payments on long-term debt used cash of $85,907 for the three months ended March 31, 2001.

    The Company's currently available funds will not be sufficient to satisfy its anticipated needs for working capital through the current fiscal year. The Company is currently attempting to settle and make payment on its outstanding liabilities. The Company has not been successful in raising additional capital.

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

    Although the Company and its counsel are unable to predict the ultimate outcome of the appeal with any reasonable degree of certainty, the Company presently intends to defend their positions vigorously.

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

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         Exhibit 10.1 Agreement between the Company and Dr. Jonathan Schull, dated April 30, 2001.

         Exhibit 10.2 Agreement between the Company and Bramson & Pressman, dated May 11, 2001.

(b) Reports on Form 8-K

         Current Report on Form 8-K was filed with the SEC on January 5, 2001 (Item 5. Other Events. Reporting the closing of Series C round financing. Includes the financial statements required under Item 7.)

         Current Report on Form 8-K was filed with the SEC on March 19, 2001 (Item 2. Acquisition of Assets. Reporting the discontinuance of the operations of Chili Pepper, Inc. Includes the financial statements required under Item 7.)

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2001


                                      SOFTLOCK.COM, INC.

                                      By: /s/ DR. JONATHAN SCHULL
                                          -------------------------------------
                                          DR. JONATHAN SCHULL
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER