Form 10QSB
period 2001-06-30
SOFTLOCK COM INC
filed 2001-08-20
CIK 870227

===========================================================================
                   U.S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001
                       Commission file number: 1-13611

                             SOFTLOCK.COM, INC.
      (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                    84-1130229
  (State of Incorporation)               (IRS Employer Identification No.)

                         c/o Stewart Grossman, Esq.
            Looney & Grossman, 101 Arch Street, Boston, MA 02110
                  (Address of principal executive offices)

                               (978) 461-5940
                         (Issuer's telephone number)

              5 CLOCK TOWER PLACE, SUITE 440, MAYNARD, MA 01754
               (Former Address of Principal Executive Offices)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes  /X/      No  / /

As of June 30, 2001, 11,064,227 shares of common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):
                            Yes  / /     No  /X/

===========================================================================

PAGE
NUMBER
------

PART I.      FINANCIAL INFORMATION

             Item 1.  Consolidated Financial Statements

             Consolidated Balance Sheet, (Unaudited) June 30, 2001       2

             Consolidated Statements of Operations (Unaudited) for the three months and six months ended June 30, 2001 and
             2000                                                        3

             Consolidated Statements of Cash Flows (Unaudited) for the
             Six months ended June 30, 2001 and 2000                     4

             Notes to Consolidated financial statements                  5

             Item 2.  Management's Discussion and Analysis of
                      Financial Position and Results of Operations       6

PART II.     OTHER INFORMATION

             Item 1.  Legal Proceedings                                 10

             Item 2.  Changes in Securities                             12

             Item 4.  Submissions of Matters to a Vote of Security
                      Holders                                           12

             Item 5.  Other Information                                 12

             Item 6.  Exhibits and Reports on Form 8-K                  12

                      Signatures                                        13

                             SOFTLOCK.COM, INC.

                         CONSOLIDATED BALANCE SHEET

                          JUNE 30, 2001 (UNAUDITED)

                                                              JUNE 30, 2001
                                                              -------------
                                                               (UNAUDITED)

                                  ASSETS

CURRENT ASSETS:

Cash........................................................   $   828,331
Accounts receivable, Net of allowance of $30,759                    14,722
Prepaid expenses and other current assets...................       265,984
                                                               -----------
  Total current assets......................................     1,109,037

PROPERTY AND EQUIPMENT--net.................................     1,313,557

WEBSITE AND PRODUCT DEVELOPMENT COSTS--net..................       858,618

SECURITY DEPOSITS...........................................        70,848

PREPAID ROYALTIES...........................................       504,371

                                                               -----------
TOTAL ASSETS................................................   $ 3,856,431
                                                               ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable............................................   $   703,163
Accrued expenses............................................       128,877
Current portion of obligations under capital leases.........       360,754
                                                               -----------
Total current liabilities...................................     1,192,794

OBLIGATIONS UNDER CAPITAL LEASES, less current portion......       425,192

DEFERRED RENT...............................................       184,535

COMMITMENTS AND CONTINGENCIES (Note 1)

REDEEMABLE CONVERTIBLE SERIES A
  (Aggregate liquidation preference of $6,037,026 at June
   30, 2001)................................................     5,993,325

STOCKHOLDERS' EQUITY (DEFICIENCY):
Convertible preferred stock, Series B and C, $0.01 par
 value; 5,000,000 shares authorized; 82,275 shares issued
 and outstanding at June 30, 2001...........................    11,857,843
Common stock, $0.01 par value; 50,000,000 shares authorized;
 11,064,227 shares issued and outstanding at June 30,
 2001.......................................................       132,210
Additional paid-in capital..................................    13,931,577
Accumulated deficit.........................................   (29,861,045)
                                                               -----------
Total stockholders' equity (deficiency).....................    (3,939,415)
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $ 3,856,431
                                                               ===========

                             SOFTLOCK.COM, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

     FOR THE THREE MONTHS AND SIX MONTHS JUNE 30, 2001 AND 2000 (UNAUDITED)

                                     THREE MONTHS     THREE MONTHS
                                    ENDED JUNE 30,   ENDED JUNE 30,   SIX MONTHS ENDED   SIX MONTHS ENDED
                                         2001             2000         JUNE 30, 2001      JUNE 30, 2000
                                    --------------   --------------   ----------------   ----------------

Net Revenues......................    $     6,420      $    90,812      $     86,879        $    103,546
Cost of Revenues..................         41,872           21,899           138,242              26,533
                                      -----------      -----------      ------------        ------------
Gross Profit......................        (35,452)          68,913           (51,363)             77,013
Research and Development
 Expense(1).......................        185,224          783,052         1,016,100           1,671,175
Selling and Marketing
 Expense(2).......................        479,952        1,182,694         1,624,603           2,328,841
General and Administrative
 Expense(3).......................      1,655,407        1,795,503         3,290,580           2,960,066
                                      -----------      -----------      ------------        ------------
Total Operating expenses..........      2,320,583        3,761,249         5,931,283           6,960,082
                                      -----------      -----------      ------------        ------------
Operating loss....................     (2,356,035)      (3,692,336)       (5,982,646)         (6,883,069)
Other income (expense):
  Interest expense................        (30,461)         (17,911)          (58,975)            (30,766)
  Interest income.................         16,873          126,992            88,500             238,636
  Sale of Domain Name(4)..........        115,900                            115,900
  Sale of Customer List...........         66,000                             66,000
Other Income......................          5,611                              5,611

Loss before income tax
 (benefit)........................     (2,182,112)      (3,583,255)       (5,765,610)         (6,675,199)
Income tax expense (benefit)......             --               --                --                  --
                                      -----------      -----------      ------------        ------------
Net loss..........................     (2,182,112)      (3,583,255)       (5,765,610)         (6,675,199)
Beneficial conversion and
 Accretion (See Note 2)                  (276,171)        (131,251)         (552,342)         (9,774,947)
                                      -----------      -----------      ------------        ------------
Net loss attributable to common
 stockholders.....................    $(2,458,283)     $(3,714,506)       (6,317,952)       $(16,450,146)
                                      ===========      ===========      ============        ============
Basic and diluted net loss per
 common share.....................    $     (0.21)     $     (0.29)     $     ( 0.51)       $      (1.28)
                                      ===========      ===========      ============        ============
Basic and diluted weighted
 average shares outstanding.......     11,797,532       12,872,391        12,509,270          12,867,671
                                      ===========      ===========      ============        ============

------------------------
(1) including noncash compensation and consulting expense of $0 and $4,212 for the three months ended June 30, 2001 and 2000, respectively, and $3,907 and $8,424 for the six months ended June 30, 2001 and 2000, respectively.

(2) including noncash compensation and consulting expense of $0 and $60,694 for the three months ended June 30, 2001 and 2000, respectively, and $1,499 and $121,388 for the six months ended June 30, 2001 and 2000, respectively.

(3) including noncash compensation and consulting expense of $0 and $213,736 for the three months ended June 30, 2001 and 2000, respectively, and $3,069 and $341,015 for the six months ended June 30, 2001 and 2000, respectively.

(4)   The domain name is "Passwords.com".

                              SOFTLOCK.COM, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE SIX MONTHS JUNE 30, 2001 AND 2000 (UNAUDITED)

                                                                     SIX MONTHS        SIX MONTHS
                                                                   ENDED JUNE 30,    ENDED JUNE 30,
                                                                        2001              2000
                                                                   --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................       $(5,765,613)      $(6,675,199)
  Adjustments to reconcile net loss to net cash used for
   operating activities
    Depreciation and amortization...........................           532,396           422,686
    Noncash compensation and consulting expense.............             8,475           463,106
    Deferred rent expense...................................            22,240            62,810
    Bad Debt Expense                                                    17,209                 0
    Services paid in common stock of the Company............                 0             7,400
    Increase (decrease) in cash from:
      Accounts receivable...................................           130,904          (129,754)
      Prepaid expenses and other current assets.............           (13,535)         (122,950)
      Accounts payable......................................           (96,057)         (229,233)
      Accrued compensation and benefits.....................          (762,535)          364,200
      Other accrued expenses................................          (238,414)          123,799
                                                                   -----------       -----------
Net cash used for operating activities......................        (6,164,930)       (5,713,135)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment of security deposits..............................              (206)          (23,098)
  Cash paid in acquisition of Chili Pepper, net.............                 0          (329,139)
  Purchases of property and equipment.......................           (97,851)         (171,341)
                                                                   -----------        ----------
      Net cash used for investing activities................           (98,057)         (523,578)

CASH FLOW FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt......................          (200,874)          (73,261)
  Proceeds from issuance of Series A preferred, net of
   issuance costs...........................................                 0         1,969,781
  Proceeds from issuance of Series B preferred, net of
   issuance costs...........................................                 0         7,355,160
  Proceeds from issuance of Series C preferred, net of
   Issuance costs...........................................           (10,350)                0

  Proceeds from exercise of stock options...................                 0            13,977
                                                                   -----------       -----------
Net cash provided by financing activities.............                (211,224)        9,265,657
                                                                   -----------       -----------
NET INCREASE(DECREASE)IN CASH...............................        (6,474,211)        3,028,944

CASH, BEGINNING OF PERIOD...................................         7,302,542         3,695,409
                                                                   -----------       -----------
CASH, END OF PERIOD.........................................       $   828,331       $ 6,724,353
                                                                   ===========       ===========

                              SOFTLOCK.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 2001
                                 (UNAUDITED)

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

      These consolidated financial statements include all adjustments, which in the opinion of management, are necessary to reflect a fair presentation of the Company's financial position and results of operations. All such adjustments are of a normal and recurring nature. The results for the six-month period ended June 30, 2001 are not necessarily indicative of the results for the entire year 2001.

      These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 filed as part of the Company's Annual Report on Form 10-KSB/A.

      With regard to legal contingencies, see "Item 1. Legal Proceedings."

2.    BENEFICIAL CONVERSION AND ACCRETION

      For the three months ended June 30,2001 and 2000, the Company recorded the following in connection with its Series A, B and C preferred stock issuances:

                                                    2001            2000
                                                  --------       ----------

Beneficial conversion feature
   Series A                                       $     --       $1,969,781
   Series B                                             --        7,355,160
Accretion of dividends on Series A                 262,502          450,006
Accretion of dividends on Series C                 280,000               --
Accretion of costs on Series A                       9,840               --
                                                  --------       ----------
     Total                                        $552,342       $9,774,947
                                                  ========       ==========

                              SOFTLOCK.COM, INC.

                                JUNE 30, 2001
                                 (UNAUDITED)

3.    EARNINGS PER SHARE

      Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding during the periods presented. Earnings per share exclude the effects of stock options, warrants and convertible preferred stock because the inclusion of such securities would be anti-dilutive.

4.    PREPAID ROYALTIES

      In December 1999, the Company entered into an agreement with Intel for the use of certain of Intel's technology. In connection with such agreement, the Company paid $75,000 and issued 224,514 shares of its common stock to Intel. Under the agreement, the Company had the right to recoup a portion of the shares issued if Intel failed to meet its performance obligations. None of the stock may be recouped after June 30, 2001. The fair value of the forfeitable shares has been recorded as a reduction of stockholders' equity. The value of such forfeitable shares were remeasured at each reporting period.

5.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

6. STOCKHOLDERS EQUITY

      On April 30, 2001 2,156,780 shares of common stock were transferred to the corporation in satisfaction of a $255,920 note receivable from an officer and director. On June 22,1996, stock options (3199 shares at $80 per share) were excercised in exchange for a non-recourse promissory note in the amount of $255,920.

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

RECENT DEVELOPMENTS

      As previously reported, on May 1, 2001 the Company issued a press release titled "Digital Goods Announces Reduction of Operations" in which the Company announced a significant reduction of operations. The Company noted that it had been unsuccessful in its efforts to obtain additional financing to sustain operations, and the board of directors had determined that immediate action was necessary. The Company announced that, effective immediately, it was taking steps to conserve cash and reduce expenditures while at the same time maintaining the integrity of its intellectual property. As a result, it announced the layoff of 39 employees including all vice presidents and the president and Chief Executive Officer, leaving four employees remaining with the Company. The press release noted that operations would be reduced significantly as the Company determined the proper course of action to maximize the value of the remaining assets. The Company also announced that it had engaged an outside consultant as a special adviser to assist in the winding down of operations. The Company also announced that it had engaged the firm of Bramson and Pressman as an adviser to assist the company in maximizing the value of certain intellectual property assets, including the Company's portfolio of issued and pending patents, through a variety of potential transactions. The press release noted that the transactions could include the sale, licensing or further development of the intellectual property alone, or as part of a transaction involving the sale of the assets, and/or securing a source of additional financing to further the goals noted above. The Company also announced that Dr. Jonathan Schull, the founder and a member of the Company's Board, had been appointed to and would assume the titles and duties of president and chief executive officer and that he would remain on the Board of Directors. The Company also received the resignations of all of its other Directors and further announced that the annual meeting, which was previously scheduled for May 17, had been postponed. The press release stated that the Board had not scheduled a new date for the annual meeting. The press release stated that certain aspects of these arrangements will require approval by some of the Company's investors.

      On June 26, 2001, litigation was commenced in the Superior Court of Massachusetts, Middlesex County, Cambridge Division (the "Court") against the Company's subsidiary SoftLock Services, Inc. ("SoftLock"). The claim was brought by SoftLock's landlord, Wellesley/Rosewood Maynard Mills Ltd. Partnership, seeking to recover past due rental payments. On August 3, 2001, the Court issued an order (the "Order") establishing a procedure for the solicitation by SoftLock of offers to acquire its assets including intellectual property and to approve any subsequent transfer and distribution of the proceeds. The Order authorizes SoftLock to seek a buyer for its assets and to present the offers to the Court for approval free and clear of encumbrances, upon notice to all creditors, stockholders and parties in interest and a court determination that the offer is fair and reasonable. The Order was entered by the Court in litigation (Civil Action No. 2001- 2709). Earlier in the proceedings, the Court had entered a temporary order enjoining SoftLock from taking certain actions. At the request of the parties, the Court vacated the temporary restraining order and substituted the Order detailing the procedures under which SoftLock's assets may be transferred, and the proceeds distributed.

      On July 6, 2001 the Company's common stock was delisted from the NASDAQ SmallCap Market. The common stock is currently trading on the Pink Sheets.

      TLP Leasing Programs, Inc. ("TLP") was lessor of certain computer equipment to the Company. TLP repossessed its equipment. TLP is asserting a claim in excess of $720,000 plus an undetermined amount of interest for amounts remaining due under the Company's leases with TLP. In addition, TLP may assert claims for missing and/or damaged equipment, as well as other costs, fees and expenses incurred by TLP in connection with the repossession of its equipment. The amount of TLP's total claim against the Company may be mitigated by the resale or release of the equipment.

BACKGROUND

      Except as otherwise noted, all references to the "Company" include SoftLock.com, Inc. doing business as Digital Goods and its subsidiary, SoftLock Services.

      The Company has incurred recurring net losses from operations since its inception and has recorded limited revenues. The Company incurred a net loss of $5,765,610 and $15,373,788 for the six months ended June 31, 2001 and the fiscal year ended December 31, 2000, respectively, and its accumulated deficit is $29,861,045 at June 30, 2001.

      On May 1, 2001 the Company announced a significant reduction of operations to conserve cash and reduce expenditures while at the same time maintaining the integrity of its intellectual property. The Company announced the layoff of 39 employees including all vice presidents and the president and Chief Executive Officer, leaving four employees remaining with the Company.

      On May 18, 2001, the Company entered into an agreement (the "Agreement") with ContentGuard, Inc. pursuant to which the Company provided ContentGuard with access to content provider data and agreed to promote the orderly transition of content providers to ContentGuard. The Company received a cash fee of $50,000 when the Agreement was signed. In addition, for each closing by ContentGuard of a contract with a Company content provider, plus delivery of certain data, and, for each closing by the Company of a ContentGuard contract in substantially the same form as the Company contract with an existing Company content provider, plus delivery of certain data, the Company will receive additional fees.

      On July 24, 2001 the U.S. Patent and Trademark Office issued Patent No. 6,266,654 for which the Company is assignee. The new patent describes inventions which make it possible to track and reconstruct patterns of distribution as documents are copied and forwarded from one person to another. The invention could be useful for market research and the collection of marketing data, and as a research tool for the analysis of communication pathways in organizations and societies.

CORPORATE STRUCTURE

     The Company currently consists of SoftLock.com, Inc. d/b/a Digital Goods and its wholly owned operating subsidiary, SoftLock Services, Inc. In 1998, the Company underwent a stock transfer and exchange of 7,097,266 shares of restricted common stock for all of the issued and outstanding shares of SoftLock Services, wherein the owners of SoftLock Services became the majority owners of the Company. Prior to this transaction, the Company (then known as Fieldcrest Corporation) operated as a shell company organized to locate and acquire an operating company. All operations presented herein are those of the acquired operating company. This transaction also resulted in a change in reporting year from March 31 to December 31, the fiscal year end of SoftLock Services.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THREE MONTHS ENDED
JUNE 30, 2000

      Total revenues for the three months ended June 30, 2001 were $6,420, as compared to $90,812 earned during the three months ended June 30, 2000. The decrease is a result of the ceasing of operations.

      Cost of sales increased to $41,872 for the three months ended June
30, 2001 as compared to $21,899 for the three months ended June 30, 2000. The increase in cost of sales is primarily related to an increase in costs incurred in April 2001 in conjunction with the Implementation of the Amplify trademark marketing services.

      Gross loss was $35,452 for the three months ended June 30, 2001, as compared with $68,913 gross profit for the three months ended June 30, 2000. The decrease is due to the ceasing of operations.

      Operating expenses totaled $2,320,583 for the three months ended June 30, 2001 as compared with $3,761,249 for the same period in 2000. The decrease is due to the ceasing of operations.

      Research and development costs decreased to $185,224 for the three months ended June 30,2001 versus $783,052 for the same period in 2000. The decrease is due to the ceasing of operations.

      Selling and marketing costs decreased to $479,952 in the second quarter of 2001 as compared to $1,182,694 in the second quarter of 2000. The decrease is due to the ceasing of operations.

      General and administrative costs for the three months ended June 30, 2001 were $1,655,407 as compared to $1,795,503 for the same period in 2000, a decrease of $140,096. Although the Corporation ceased operations, general and administrative expenses were ongoing throughout the quarter. The expenses include the transition costs of winding down the operations, including legal and consulting fees. Payroll expenses remained relatively constant because the 2001 period includes severance pay. Due to the acquisition of fixed assets after June 2000, depreciation and amortization expenses increased.

      Other income, net increased to $173,923 for the three months ended June 30 2001, from $109,081 for the same period in 2000. This change relates from investment earnings on the Company's cash reserves and sale of customer lists and the domain name, "Passwords.com".

SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO SIX MONTHS ENDED
JUNE 30, 2000

      Total revenues for the six months ended June 30, 2001 were $86,879 as compared to $103,546 earned during the six months ended June 30, 2000. The revenue for the period ending March 31,2001 was $80,459 which was the majority of the income prior to ceasing operations.

      Cost of sales increased to $138,242 for the six months ended June 30, 2001 as compared to $26,533 for the six months ended June 30, 2000. The cost of sales for the period ending March 31, 2001 was $96,370 prior to ceasing operations.

      Operating expenses totaled $5,931,283 for the six months ended June 30, 2001 as compared with $6,960,082 for the same period in 2000. The decrease is due to the ceasing of operations.

      Research and development costs decreased to $1,016,100 for the six months ended June 30, 2001 versus $1,671,175 for the same period in 2000. The decrease is due to the ceasing of operations.

      Selling and marketing costs decreased to $1,624,603 in the first six months of 2001 as compared to $2,328,841 in the first six months of 2000. The decrease is due to the ceasing of operations.

      General and administrative costs for the six months ended June 30, 2001 were $3,290,580 as compared to $2,960,066 for the same period in 2000. The increase relates primarily relates to additional staffing, outside consulting and depreciation costs. Included in the above costs are salaries and wages, consulting, and all other related operating expenses.

      Other income, net increased to $217,036 for the six months ended June 30, 2001 from $207,870 for the same period in 2000. This change relates primarily to investment earnings on the Company's cash reserves and sale of customer lists and the domain name, "Passwords.com".

LIQUIDITY AND CAPITAL RESOURCES

      Cash used in operations totaled $6,164,930 for the six months ended June 30, 2001 as compared with $5,713,135 for the same period in 2000. The increase in cash used related primarily to the net loss sustained during the period. At June 30,2001 working capital was at a deficit of $84,473.

      During the six months ended June 30, 2001 the company purchased property and equipment totaling $97,851. Principle payments on long-term debt used cash of $200,874 for the six months ended June 30, 2001.

      Until the issuance of the Order by the Superior Court of Massachusetts (as described under Part II, Item 1. Legal Proceedings), SoftLock had considered a Chapter 11 reorganization or Chapter 7 liquidation proceeding, as the forum to maintain the status quo among the creditors and stockholders as well as the vehicle in which to market and liquidate the remaining assets and distribute the net proceeds to the creditors and the stockholders. Currently, the Court's Order provides SoftLock with a procedure to market, sell or license the remaining assets pursuant to a similar procedure to that used in a bankruptcy proceeding.

      SoftLock believes that this process, as an alternative to a bankruptcy, will accomplish many of the same objectives for the creditors and stockholders under a much shorter time schedule and, in all likelihood, at less administrative expense.

      Although no assurance can be given, it is anticipated that a sale may be consummated by October 2001. Upon the creditors' valid claims being paid in full, any balance will be distributed to stockholders. Although the Company's present plans are to proceed with a sale outside of bankruptcy, no assurance can be given that the Company will not choose to seed protection of the bankruptcy laws.

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

      On March 12, 1999, judgment was entered in the Company's favor and the patent owner's claims were dismissed on the merits. On November 3, 2000 the Court of Appeals for the Federal Circuit reversed the judgment and remanded the case to the District Court for further proceedings, a reversal and remand that was upheld en banc. This is not a finding that the patent is valid or that the Company is infringing the patent, but is only a reversal of certain claim construction decisions previously made by the District Court.

      Although the Company and its counsel are unable to predict the ultimate outcome of the appeal, the Company and the defendants intend to defend their positions vigorously.

      Other patent-related suits are possible, including legal actions, which might be pursued to litigate or defend the Company's patent, and the outcomes and expenses cannot be predicted with confidence. Liability lawsuits are also a risk to be considered. The Company has developed software technology to protect intellectual property, but the Company cannot assure you that such technology will not be breached, resulting in liabilities for which the Company might be held responsible. Similarly, the software that incorporates the Company's tools can have adverse consequences, which might lead to claims of liability against the Company.

      The Company is subjected to this and other litigation from time to time in the ordinary course of business.

      On August 3, 2001, the Superior Court of Massachusetts, Middlesex County, Cambridge Division (the "Court") issued an Order (the "Order") regarding the sale of SoftLock's assets in which it is restrained from selling or transferring in any manner, other than in the ordinary course of business, any and all of its assets without prior Order of the Court and it was further ordered that SoftLock shall locate a purchaser and negotiate the terms of any proposed sale. It was further ordered that prior to the proposed sale SoftLock shall file a Motion to Approve a sale, setting forth certain information, documentation, statement of marketing efforts and opinion of value. Upon the Court's satisfaction of certain conditions being met, a hearing will be held to approve the sale. The Order was entered by the Court in litigation (Civil Action No. 2001- 2709) filed on June 26, 2001 by SoftLock's landlord, Wellesley/Rosewood Maynard Mills Ltd. Partnership, seeking to recover past due rental payments. Earlier in the proceedings, the Court had entered a temporary order enjoining SoftLock from taking certain actions. At the request of the parties, the Court vacated the temporary restraining order and substituted the Order detailing the procedures under which SoftLock's assets may be transferred, and the proceeds distributed.

      The Company is subjected to this and other litigation from time to time in the ordinary course of business.

ITEM 2.   CHANGES IN SECURITIES

      None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.   OTHER INFORMATION

      None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      None.

      (b) Reports on Form 8-K

      Current Report on Form 8-K was filed with the SEC on May 1, 2001 (Item 5. Other Events. Reporting the reduction in operations of the Company.)

      Current Report on Form 8-K was filed with the SEC on July 12, 2001 (Item 5. Other Events. Reporting the delisting of the Company's Common Stock from the NASDAQ SmallCap Market and threat of stockholder litigation regarding cessation of business operations.)

      Current Report on Form 8-K was filed with the SEC on August 7, 2001 (Item 5. Reporting issuance of court order regarding disposition of Company's assets.)


                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   August 18, 2001


                                       SOFTLOCK.COM, INC.

                                       By:  /s/ DR. JONATHAN SCHULL
                                            ------------------------
                                            DR. JONATHAN SCHULL
                                            PRESIDENT, CHIEF EXECUTIVE
                                            OFFICER (AND PRINCIPAL
                                            FINANCIAL OFFICER)