Form 10QSB
period 2001-09-30
SOFTLOCK COM INC
filed 2001-11-14
CIK 870227

===============================================================================
                   U.S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001
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

As of September 30, 2001, 11,064,227 shares of common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):
                            Yes  / /      No  /X/

===============================================================================

PART I.     FINANCIAL INFORMATION

            Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheet, (Unaudited) September 30, 2001

            Consolidated Statements of Operations (Unaudited) for the three months and nine months ended September 30, 2001 and 2000

            Consolidated Statements of Cash Flows (Unaudited) for the Nine months ended September 30, 2001 and 2000

            Notes to Consolidated financial statements

            Item 2.  Management's Discussion and Analysis of
                     Financial Position and Results of Operations

PART II.    OTHER INFORMATION

            Item 1.  Legal Proceedings

            Item 2.  Changes in Securities

            Item 3.  Defaults Upon Senior Securities

            Item 4.  Submissions of Matters to a Vote of Security
                     Holders

            Item 5.  Other Information

            Item 6.  Exhibits and Reports on Form 8-K

                     Signatures

                             SOFTLOCK.COM, INC.

                         CONSOLIDATED BALANCE SHEET

                       SEPTEMBER 30, 2001 (UNAUDITED)

                                                                SEPTEMBER
                                                                30, 2001
                                                               ------------
                                                               (UNAUDITED)

                           ASSETS

CURRENT ASSETS:

Cash........................................................   $   453,224
Accounts receivable, Net of allowance of $30,759............        12,791
Prepaid expenses and other current assets...................       264,200
                                                               -----------
  Total current assets......................................       730,215

PROPERTY AND EQUIPMENT--net.................................     1,313,557

WEBSITE AND PRODUCT DEVELOPMENT COSTS--net..................       715,515

SECURITY DEPOSITS...........................................        69,848

PREPAID ROYALTIES...........................................       504,371
                                                               -----------
TOTAL ASSETS................................................   $ 3,333,506
                                                               ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable............................................   $   855,688
Accrued expenses............................................       126,226
Current portion of obligations under capital leases.........       359,170
                                                               -----------
Total current liabilities...................................     1,341,084

OBLIGATIONS UNDER CAPITAL LEASES, less current portion......       413,377

DEFERRED RENT...............................................       184,535

COMMITMENTS AND CONTINGENCIES (Note 1)

REDEEMABLE CONVERTIBLE SERIES A
  (Aggregate liquidation preference of $6,168,277 at
   September 30, 2001)......................................     6,129,496

STOCKHOLDERS' EQUITY (DEFICIENCY):
Convertible preferred stock, Series B and C, $0.01 par
 value; 5,000,000 shares authorized; 82,275 shares issued
 and outstanding at September 30, 2001......................    11,997,842
Common stock, $0.01 par value; 50,000,000 shares authorized;
 11,064,227 shares issued and outstanding at September 30,
 2001.......................................................       132,210
Additional paid-in capital..................................    13,655,406
Accumulated deficit.........................................   (30,520,444)
                                                               -----------
Total stockholders' equity (deficiency).....................    (4,734,986)
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $ 3,333,506
                                                               ===========

                             SOFTLOCK.COM, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

 FOR THE THREE MONTHS AND NINE MONTHS SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

                                      THREE MONTHS     THREE MONTHS     NINE MONTHS      NINE MONTHS
                                         ENDED            ENDED            ENDED            ENDED
                                      SEPTEMBER 30     SEPTEMBER 30     SEPTEMBER 30     SEPTEMBER 30
                                          2001             2000             2001             2000
                                      ------------     ------------     ------------     ------------

Net Revenues......................    $        --      $   339,926      $    86,879      $    443,472
Cost of Revenues..................             --           95,267          138,242           121,800
                                      -----------      -----------      -----------      ------------
Gross Profit......................             --          244,659          (51,363)          321,672
Research and Development
 Expense(1).......................             --        1,069,371        1,016,100         2,740,546
Selling and Marketing
 Expense(2).......................             --          962,518        1,624,603         3,291,359
General and Administrative
 Expense(3).......................        658,446        1,785,366        3,949,028         4,745,432
                                      -----------      -----------      -----------      ------------
Total Operating expenses..........        658,446        3,817,255        6,589,731        10,777,337
                                      -----------      -----------      -----------      ------------
Operating loss....................       (658,446)      (3,572,596)      (6,641,094)      (10,455,665)
Other income (expense):
  Interest expense................         (4,248)         (28,059)         (63,223)          (58,826)
  Interest income.................          3,295           86,744           91,794           325,381
  Sale of Domain Name(4)..........             --                           115,900
  Sale of Customer List...........             --                            66,000
Other Income......................             --                             5,611

Loss before income tax
 (benefit)........................       (659,399)      (3,513,911)      (6,425,012)      (10,189,110)
Income tax expense (benefit)......             --               --               --                --
                                      -----------      -----------      -----------      ------------
Net loss..........................       (659,399)      (3,513,911)      (6,425,012)      (10,189,110)
Beneficial conversion and
 Accretion (See Note 2)...........       (276,171)        (135,605)        (828,514)       (9,779,301)
                                      -----------      -----------      -----------      ------------
Net loss attributable to common
 stockholders.....................    $  (935,570)     $(3,649,516)      (7,253,526)     $(19,968,411)
                                      ===========      ===========      ===========      ============
Basic and diluted net loss per
 common share.....................    $     (0.09)     $     (0.28)     $    ( 0.60)     $      (1.54)
                                      ===========      ===========      ===========      ============
Basic and diluted weighted
 average shares outstanding.......     11,064,227       13,071,736       12,034,778        12,931,686
                                      ===========      ===========      ===========      ============

--------------------
(1) including noncash compensation and consulting expense of $0 and $4,212 for the three months ended September 30, 2001 and 2000, respectively, and $3,907 and $12,636 for the nine months ended September 30, 2001 and 2000, respectively.

(2) including noncash compensation and consulting expense of $0 and $0 for the three months ended September 30, 2001 and 2000, respectively, and $1,499 and $79,849 for the nine months ended September 30, 2001 and 2000, respectively.

(3) including noncash compensation and consulting expense of $0 and $153,253 for the three months ended September 30, 2001 and 2000, respectively, and $3,069 and $494,268 for the nine months ended September 30, 2001 and 2000, respectively.

(4)   The domain name is "Passwords.com".

                             SOFTLOCK.COM, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE NINE MONTHS SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

                                                                   NINE MONTHS      NINE MONTHS
                                                                      ENDED            ENDED
                                                                   SEPTEMBER 30     SEPTEMBER 30
                                                                       2001             2000
                                                                   ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................       $(6,425,012)     $(10,189,110)
  Adjustments to reconcile net loss to net cash used for
   operating activities
    Depreciation and amortization...........................           675,499           765,070
    Noncash compensation and consulting expense.............             8,475           586,753
    Deferred rent expense...................................            22,240            94,604
    Bad Debt Expense                                                    17,209            10,700
    Services paid in common stock of the Company............                 0             7,400
    Increase (decrease) in cash from:
      Accounts receivable...................................           132,835          (185,342)
      Prepaid expenses and other current assets.............           (11,752)         (148,952)
      Accounts payable......................................            53,817          (214,155)
      Accrued compensation and benefits.....................          (762,535)          571,815
      Other accrued expenses................................          (238,414)          132,949
                                                                   -----------      ------------
Net cash used for operating activities......................        (6,527,638)       (8,568,268)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment of security deposits..............................               794           (24,493)
  Cash paid in acquisition of Chili Pepper, net.............                 0          (329,139)
  Purchases of property and equipment.......................           (97,851)         (254,725)
                                                                   -----------      ------------
      Net cash used for investing activities................           (97,057)         (608,357)

CASH FLOW FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt......................          (214,273)         (144,055)
  Proceeds from issuance of Series A preferred, net of
   issuance costs...........................................                 0         1,969,781
  Proceeds from issuance of Series B preferred, net of
   issuance costs...........................................                 0         7,355,160
  Proceeds from issuance of Series C preferred, net of
   Issuance costs...........................................           (10,350)                0

  Proceeds from exercise of stock options...................                 0            13,977
                                                                   -----------      ------------
Net cash provided by financing activities...................          (224,623)        9,194,863
                                                                   -----------      ------------
NET INCREASE(DECREASE)IN CASH...............................        (6,849,318)           18,238

CASH, BEGINNING OF PERIOD...................................         7,302,542         3,695,409
                                                                   -----------      ------------
CASH, END OF PERIOD.........................................       $   453,224      $  3,713,647
                                                                   ===========      ============

                             SOFTLOCK.COM, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             SEPTEMBER 30, 2001
                                 (UNAUDITED)

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

      These consolidated financial statements include all adjustments, which in the opinion of management, are necessary to reflect a fair presentation of the Company's financial position and results of operations. All such adjustments are of a normal and recurring nature. The results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results for the entire year 2001.

      These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 filed as part of the Company's Annual Report on Form 10-KSB/A.

      With regard to legal contingencies, see "Item 1. Legal Proceedings."

2.    BENEFICIAL CONVERSION AND ACCRETION

      For the nine months ended September 30,2001 and 2000, the Company recorded the following in connection with its Series A, B and C preferred stock issuances:

                                                   2001          2000
                                                 --------     ----------

Beneficial conversion feature
  Series A                                       $     --     $1,969,781
  Series B                                             --      7,355,160
Accretion of dividends on Series A                393,754        454,360
Accretion of dividends on Series C                420,000             --
Accretion of costs on Series A                     14,760             --
                                                 --------     ----------
      Total                                      $828,514     $9,779,301
                                                 ========     ==========

                             SOFTLOCK.COM, INC.

                             SEPTEMBER 30, 2001
                                 (UNAUDITED)

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

RECENT DEVELOPMENTS

      On October 11, 2001, the Company announced that it was offering its intellectual property, including its patent portfolio, for sale. The offer was made in accordance with the terms of the order entered by the Superior Court of Massachusetts, Middlesex County, Cambridge Division (Civil Action
No. 2001-2709) which authorized the Company to seek a buyer for these assets and to present the offers to the Court for approval of sale, free and clear of all encumbrances, upon notice to creditors, stockholders and a court determination that the proposed sale is fair and reasonable. The Superior Court also entered an order authorizing the Company to revise the terms of compensation of its President, Dr. Jonathan Schull. Under the terms of the order, Dr. Schull's compensation will be reduced from $175,000 to $125,000, annually, and he will be entitled to receive a percentage of the net proceeds derived from the sale of the patent portfolio. The revision to the employment agreement with Dr. Schull requires the approval of the Company's preferred stockholders. For further discussion of this civil action, see "Legal Proceedings."

BACKGROUND

      Except as otherwise noted, all references to the "Company" include SoftLock.com, Inc. doing business as Digital Goods and its subsidiary, SoftLock Services.

      The Company has incurred recurring net losses from operations since its inception and has recorded limited revenues. The Company incurred a net loss of $6,425,012 and $15,373,788 for the nine months ended September 30, 2001 and the fiscal year ended December 31, 2000, respectively, and its accumulated deficit is $30,520,444 at September 30, 2001.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

      Total revenues for the three months ended September 30, 2001 were $0, as compared to $339,926 earned during the three months ended September 30, 2000. The decrease is a result of the ceasing of operations.

      Cost of sales decreased to $0 for the three months ended September 30, 2001 as compared to $95,267 for the three months ended September 30, 2000. The decrease is a result of ceasing of operations.

      Operating expenses totaled $658,446 for the three months ended September 30, 2001 as compared with $3,817,255 for the same period in 2000. The decrease is due to the ceasing of operations.

      Research and development costs decreased to $0 for the three months ended September 30,2001 versus $1,069,371 for the same period in 2000. The decrease is due to the ceasing of operations.

      Selling and marketing costs decreased to $0 in the third quarter of 2001 as compared to $962,518 in the third quarter of 2000. The decrease is due to the ceasing of operations.

      General and administrative costs for the three months ended September 30, 2001 were $658,446 as compared to $1,785,366 for the same period in 2000, a decrease of $1,126,920. Although the Company ceased operations, general and administrative expenses were ongoing throughout the quarter. The expenses include the transition costs of winding down the operations, including legal, insurance and consulting fees. Amortization expenses for website and product development remained constant.

      Other income, net decreased to ($953) for the three months ended September 30 2001, from $58,685 for the same period in 2000. This change is from a decrease in investment earnings on the Company's cash reserves.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

      Total revenues for the nine months ended September 30, 2001 were $86,879 as compared to $443,472 earned during the nine months ended September 30, 2000. The revenue for the period ending March 31,2001 was $80,459 which was the majority of the income prior to ceasing operations.

      Cost of sales increased to $138,242 for the nine months ended September 30, 2001 as compared to $121,800 for the nine months ended September 30, 2000. The cost of sales for the period ending March 31, 2001 was $96,370 prior to ceasing operations.

      Operating expenses totaled $6,589,731 for the nine months ended September 30, 2001 as compared with $10,077,337 for the same period in 2000. The decrease is due to the ceasing of operations.

      Research and development costs decreased to $1,016,100 for the nine months ended September 30, 2001 versus $2,740,546 for the same period in 2000. The decrease is due to the ceasing of operations.

      Selling and marketing costs decreased to $1,624,603 in the first nine months of 2001 as compared to $3,291,359 in the first nine months of 2000. The decrease is due to the ceasing of operations.

      General and administrative costs for the nine months ended September 30, 2001 were $3,949,027 as compared to $4,745,432 for the same period in 2000. Included in the above costs are legal fees, consulting, amortization costs and all other related operating expenses.

      Other income, decreased to $216,082 for the nine months ended September 30, 2001 from $266,555 for the same period in 2000. The income for 2001 was primarily from investment earnings on the Company's cash reserves and sale of customer lists and the domain name, "Passwords.com".

LIQUIDITY AND CAPITAL RESOURCES

      Cash used in operations totaled $6,527,638 for the nine months ended September 30, 2001 as compared with $8,568,268 for the same period in 2000. The decrease in cash used was due to ceasing of operations. At September 30,2001 working capital was at a deficit of $610,869.

      During the nine months ended September 30, 2001 the company purchased property and equipment totaling $97,851. Principle payments on long-term debt used cash of $214,273 for the nine months ended September 30, 2001.

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

      SoftLock believes that this process, as an alternative to a bankruptcy, will accomplish many of the same objectives for the creditors and stockholders under a much shorter time schedule and, in all likelihood, at less administrative expense. Upon the creditors' valid claims being paid in full, any balance will be distributed to stockholders. Although the Company's present plans are to proceed with a sale outside of bankruptcy, no assurance can be given that the Company will not choose to seek protection of the bankruptcy laws.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      Other than as set forth below, the Company is not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated for which the Company anticipates a material risk of loss.


      On June 26, 2001, litigation was commenced in the Superior Court of Massachusetts, Middlesex County, Cambridge Division (the "Court") against the Company's subsidiary SoftLock Services, Inc. ("SoftLock"). The claim was brought by SoftLock's landlord, Wellesley/Rosewood Maynard Mills Ltd. Partnership, seeking to recover past due rental payments. On August 3, 2001, the Court issued an Order regarding the sale of SoftLock's assets in which SoftLock is restrained from selling or transferring in any manner, other than in the ordinary course of business, any and all of its assets without prior Order of the Court and it was further ordered that SoftLock shall locate a purchaser and negotiate the terms of any proposed sale. It was further ordered that prior to the proposed sale SoftLock shall file a Motion to Approve a sale, setting forth certain information, documentation, statement of marketing efforts and opinion of value. Upon the Court's satisfaction of certain conditions being met, a hearing will be held to approve the sale.

      The Court also entered an order authorizing the Company to revise the terms of Dr. Jonathan Schull's compensation. Dr. Schull's compensation will be reduced from $175,000 to $125,000, annually, and he will be entitled to receive a percentage of the net proceeds derived from the sale of the patent portfolio.

      The Company is subject to this and other litigation from time to time in the ordinary course of business.

ITEM 2.   CHANGES IN SECURITIES

      None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company has solicited the consents of the Company's preferred stockholders to the revisions of Dr. Schull's employment agreement with the Company as set forth above under the caption "Recent Developments." As of the date of this filing, such consents have not been received by the Company.

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

      Current Report on Form 8-K was filed with the SEC on October 16, 2001 (Item 5. Reporting commencement of offering of the Company's patent portfolio for sale and authorization to revise the employment agreement of Dr. Jonathan Schull.)

                                 SIGNATURES

      In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2001


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