Form 10QSB
period 2001-12-31
SOFTLOCK COM INC
filed 2008-06-24
CIK 870227

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2001

Commission file number: 1-13611

SOFTLOCK.COM, INC.

(Exact Name Of Small Business Issuer As Specified In Its Charter)

DELAWARE	84-1130229
(State of Incorporation)	(IRS Employer Identification No.)

c/o John Walker, Esq.

123 Fleet Street, Boston, MA 02110

(Address of principal executive offices)

(978) 461-5340

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

As of December 31, 2001, 11,064,227 shares of common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  ☐    No  ☒

SOFTLOCK.COM, INC.

SOFTLOCK.COM, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2001

(UNAUDITED)

ASSETS	December 31, 2001
Current assets:
Cash	$453,224
Accounts receivable, Net of allowance of $30,759	12,791
Prepaid expenses and other current assets	264,200
Total current assets	730,215

PROPERTY AND EQUIPMENT--net	1,313,557

WEBSITE AND PRODUCT DEVELOPMENT COSTS--net	715,515

SECURITY DEPOSITS	69,848

PREPAID ROYALTIES	504,371

TOTAL ASSETS	$3,333,506

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$855,688
Accrued expenses	126,226
Current portion of obligations under capital leases	359,170
Total current liabilities	1,341,084

OBLIGATIONS UNDER CAPITAL LEASES, less current portion	413,377

DEFERRED RENT	184,535

COMMITMENTS AND CONTINGENCIES (Note 1)

REDEEMABLE CONVERTIBLE SERIES A
(Aggregate liquidation preference of $6,168,277 at December 31, 2001)	6,129,496

STOCKHOLDERS' EQUITY (DEFICIENCY):
Convertible preferred stock, Series B and C, $0.01 par value; 5,000,000 shares authorized; 82,275 shares issued and outstanding at December 31, 2001	11,997,842
Common stock, $0.01 par value; 50,000,000 shares authorized; 11,064,227 shares issued and outstanding at December 31, 2001	132,210
Additional paid-in capital	13,655,406
Accumulated deficit	(30,520,444)
Total stockholders' equity (deficiency)	(4,734,986)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,333,506

SOFTLOCK.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS DECEMBER 31, 2001 AND 2000

(UNAUDITED)

	Three Months ended December 31, 2001	Three Months ended December 31, 2000	Nine Months ended December 31, 2001	Nine Months ended December 31, 2000

Net revenues	$--	$339,926	$86,879	$443,472
Cost of revenues	--	95,267	138,242	121,800
Gross profit	--	244,659	(51,363)	321,672
Research and development expense (1)	--	1,069,371	1,016,100	2,740,546
Selling and marketing expense (2)	--	962,518	1,624,603	3,291,359
General and administrative expense	658,446	1,785,366	3,949,028	4,745,432
Total operating expenses	658,446	3,817,255	6,589,731	10,777,337
Operating loss	(658,446)	(3,572,596)	(6,641,094)	(10,455,665)

Other income (expense):
Interest expense	(4,248)	(28,059)	(63,223)	(58,826)
Interest income	3,295	86,744	91,794	325,381
Sale of domain name (4)	--		115,900
Sale of customer list	--		66,000
Other income	--		5,611

Loss before income tax (benefit)	(659,399)	(3,513,911)	(6,425,012)	(10,189,110)
Income tax expense (benefit)	--	--	--	--
Net loss	(659,399)	(3,513,911)	(6,425,012)	(10,189,110)
Beneficial conversion and accretion (See Note 2)	(276,171)	(135,605)	(828,514)	(9,779,301)

Net loss attributable to common stockholders	$(935,570)	$(3,649,516)	$(7,253,526)	$(19,968,411)

Basic and diluted net loss per common share	$(0.09)	$(0.28)	$(0.60)	$(1.54)

Basic and diluted weighted average shares outstanding	11,064,227	13,071,736	12,034,778	12,931,686

____________________

(1)   including noncash compensation and consulting expense of $0 and $4,212 for the three months ended December 31, 2001 and 2000, respectively, and $3,907 and $12,636 for the nine months ended December 31, 2001 and 2000, respectively.

(2)   including noncash compensation and consulting expense of $0 and $0 for the three months ended December 31, 2001 and 2000, respectively, and $1,499 and $79,849 for the nine months ended December 31, 2001 and 2000, respectively.

(3)   including noncash compensation and consulting expense of $0 and $153,253 for the three months ended December 31, 2001 and 2000, respectively, and $3,069 and $494,268 for the nine months ended December 31, 2001 and 2000, respectively.

(4)   The domain name is "Passwords.com".

SOFTLOCK.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS DECEMBER 31, 2001 AND 2000

(UNAUDITED)

	Nine Months ended December 31, 2001	Nine Months ended December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,425,012)	$(10,189,110)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	675,499	765,070
Noncash compensation and consulting expense	8,475	586,753
Deferred rent expense	22,240	94,604
Bad debt expense	17,209	10,700
Services paid in common stock of the Company	0	7,400
Increase (decrease) in cash from:
Accounts receivable	132,835	(185,342)
Prepaid expenses and other current assets	(11,752)	(148,952)
Accounts payable	53,817	(214,155)
Accrued compensation and benefits	(762,535)	571,815
Other accrued expenses	(238,414)	132,949
Net cash used for operating activities	(6,527,638)	(8,568,268)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of security deposits	794	(24,493)
Cash paid in acquisition of Chili Pepper, net	0	(329,139)
Purchase of property and equipment	(97,851)	(254,725)
Net cash used for investing activities	(97,057)	(608,357)

CASH FLOW FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(214,273)	(144,055)
Proceeds from issuance of Series A preferred, net of issuance costs	0	1,969,781
Proceeds from issuance of Series B preferred, net of issuance costs	0	7,355,160
Proceeds from issuance of Series C preferred, net of issuance costs	(10,350)	0
Proceeds from exercise of stock options	0	13,977
Net cash provided by financing activities	(224,623)	9,194,863

NET INCREASE (DECREASE) IN CASH	(6,849,318)	18,238
CASH, BEGINNING OF PERIOD	7,302,542	3,695,409
CASH, END OF PERIOD	$453,224	$3,713,647

SOFTLOCK.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001

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

These consolidated financial statements include all adjustments, which in the opinion of management, are necessary to reflect a fair presentation of the Company's financial position and results of operations. All such adjustments are of a normal and recurring nature. The results for the nine-month period ended December 31, 2001 are not necessarily indicative of the results for the entire year 2001.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 filed as part of the Company's Annual Report on Form 10-KSB/A.

With regard to legal contingencies, see "Item 1. Legal Proceedings."

2.

BENEFICIAL CONVERSION AND ACCRETION

For the nine months ended December 31, 2001 and 2000, the Company recorded the following in connection with its Series A, B and C preferred stock issuances:

	2001	2000
Beneficial conversion feature:
Series A	$--	$1,969,781
Series B	--	7,355,160
Accretion of dividends on Series A	393,754	454,360
Accretion of dividends on Series C	420,000	--
Accretion of costs on Series A	14,760	--

Total	$828,514	$9,779,301

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

SOFTLOCK.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2001

(UNAUDITED)

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

The Company has incurred recurring net losses from operations since its inception and has recorded limited revenues. The Company incurred a net loss of $6,425,012 and $15,373,788 for the nine months ended December 31, 2001 and the fiscal year ended December 31, 2000, respectively, and its accumulated deficit is $30,520,444 at December 31, 2001.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

Total revenues for the three months ended December 31, 2001 were $0, as compared to $339,926 earned during the three months ended December 31, 2000. The decrease is a result of the ceasing of operations.

Cost of sales decreased to $0 for the three months ended December 31, 2001 as compared to $95,267 for the three months ended December 31, 2000. The decrease is a result of ceasing of operations.

Operating expenses totaled $658,446 for the three months ended December 31, 2001 as compared with $3,817,255 for the same period in 2000. The decrease is due to the ceasing of operations.

Research and development costs decreased to $0 for the three months ended December 31, 2001 versus $1,069,371 for the same period in 2000. The decrease is due to the ceasing of operations.

Selling and marketing costs decreased to $0 in the third quarter of 2001 as compared to $962,518 in the third quarter of 2000. The decrease is due to the ceasing of operations.

General and administrative costs for the three months ended December 31, 2001 were $658,446 as compared to $1,785,366 for the same period in 2000, a decrease of $1,126,920. Although the Company ceased operations, general and administrative expenses were ongoing throughout the quarter. The expenses include the transition costs of winding down the operations, including legal, insurance and consulting fees. Amortization expenses for website and product development remained constant.

Other income, net decreased to ($953) for the three months ended December 31 2001, from $58,685 for the same period in 2000. This change is from a decrease in investment earnings on the Company's cash reserves.

NINE MONTHS ENDED DECEMBER 31, 2001 AS COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2000

Total revenues for the nine months ended December 31, 2001 were $86,879 as compared to $443,472 earned during the nine months ended December 31, 2000. The revenue for the period ending March 31, 2001 was $80,459 which was the majority of the income prior to ceasing operations.

Cost of sales increased to $138,242 for the nine months ended December 31, 2001 as compared to $121,800 for the nine months ended December 31, 2000. The cost of sales for the period ending March 31, 2001 was $96,370 prior to ceasing operations.

Operating expenses totaled $6,589,731 for the nine months ended December 31, 2001 as compared with $10,077,337 for the same period in 2000. The decrease is due to the ceasing of operations.

Research and development costs decreased to $1,016,100 for the nine months ended December 31, 2001 versus $2,740,546 for the same period in 2000. The decrease is due to the ceasing of operations.

Selling and marketing costs decreased to $1,624,603 in the first nine months of 2001 as compared to $3,291,359 in the first nine months of 2000. The decrease is due to the ceasing of operations.

General and administrative costs for the nine months ended December 31, 2001 were $3,949,027 as compared to $4,745,432 for the same period in 2000. Included in the above costs are legal fees, consulting, amortization costs and all other related operating expenses.

Other income, decreased to $216,082 for the nine months ended December 31, 2001 from $266,555 for the same period in 2000. The income for 2001 was primarily from investment earnings on the Company's cash reserves and sale of customer lists and the domain name, "Passwords.com".

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations totaled $6,527,638 for the nine months ended December 31, 2001 as compared with $8,568,268 for the same period in 2000. The decrease in cash used was due to ceasing of operations. At December 31, 2001 working capital was at a deficit of $610,869.

During the nine months ended December 31, 2001 the company purchased property and equipment totaling $97,851. Principle payments on long-term debt used cash of $214,273 for the nine months ended December 31, 2001.

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

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1

Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Chief Executive Officer.

31.2

Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Chief Financial Officer.

32.1

Certification by the Chief Executive and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

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

SOFTLOCK.COM, INC.

Date: June 24, 2008	By:	/s/ Richard Schaefer
Richard Schaefer President, Chief Executive Officer (And Principal Financial Officer)