Form 10KSB
period 2002-03-31
SOFTLOCK COM INC
filed 2008-06-24
CIK 870227

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

------------------------

FORM 10-KSB

   /X/     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: MARCH 31, 2002

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

(Zip Code)

Issuer's telephone number: (973) 467-9000

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

TABLE OF CONTENTS

                                     PART I

                                    PART II

Item 5.   Market Price of the Registrant's Common Stock and Related

Item 6.   Management's Discussion and Analysis of Financial Condition

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

On April 16, 2002, the Registrant filed a voluntary petition for relief under Chapter 11 of the United State Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Massachusetts (Case No. 02-42381-HJB). The Registrant will continue to manage the assets of the business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  On April 18, 2002, the Company issued a press release relating to the foregoing. A copy of the release is incorporated in its entirety herein by reference.

Except as otherwise noted, the term "we" refers to SoftLock.com, Inc. and its subsidiary, SoftLock Services.

BUSINESS OF THE COMPANY

We provided a system that combines digital rights management, which is the management of copyright protection, and digital content marketing, along with an eCommerce solution. The system allows content publishers and commercial web sites to securely market and sell digital content. Publishers of digital content, including research reports, newsletters and electronic books, use our system to package and securely distribute their products while protecting their intellectual property. We market digital content through a suite of tools including:

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

EMPLOYEES

At December 31, 2000, the Company employed 63 persons in its headquarters in Maynard, Massachusetts. The Company also employed two full-time employees in home offices in Seattle, Washington. In addition, the Company, from time to time, uses contract labor to assist in technology development efforts. None of the Company's employees are the subject of a collective bargaining agreement. The Company believes that relations with its employees are good. The Company announced on March 30, 2001 that it would eliminate 20 positions in the month of March, bringing its total workforce to 43.  The Company has since terminated all employees.

CUSTOMERS

The Company no longer has active customers since bankruptcy filing of April of 2002.

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

On April 16, 2002, the Registrant filed a voluntary petition for relief under Chapter 11 of the United State Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Massachusetts (Case No. 02-42381-HJB). The Registrant will continue to manage the assets of the business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

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

IF OUR AMPLIFI SUITE OF DIGITAL CONTENT MARKETING SERVICES IS NOT ACCEPTED BY IF OUR COMPETITORS SIGN EXCLUSIVE LICENSES WITH MAKERS OF NEW READER DEVICES, WE WOULD BE PREVENTED FROM PROVIDING CONTENT TO THOSE DEVICES. OUR INABILITY TO OFFER PRODUCTS COMPATIBLE TO POPULAR HARDWARE WOULD HURT OUR OPERATING RESULTS.

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

On April 16, 2002, the Registrant filed a voluntary petition for relief under Chapter 11 of the United State Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Massachusetts (Case No. 02-42381-HJB). The Registrant will continue to manage the assets of the business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

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

On April 16, 2002, the Registrant filed a voluntary petition for relief under Chapter 11 of the United State Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Massachusetts (Case No. 02-42381-HJB). The Registrant will continue to manage the assets of the business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In December 2000, the holders of more than two-thirds of each of the Series A Preferred Stock and Series B Preferred Stock consented to an amendment to the Company's Certificate of Incorporation, authorizing 76,523 shares of Series C Preferred Stock.

PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

MARKET INFORMATION

The Company is presently quoted on Pinksheets.com.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND

The Company has incurred recurring net losses from operations since its inception and has recorded limited revenues to date and expects to continue incurring net losses through 2002 and 2003 as it continues to develop products and expand its marketing strategy.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 19, 200, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 19, 2002, is incorporated herein by reference.

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

                        January 5, 2001).

21...........           Subsidiaries of the Company

*23.1........           Consent of Independent Auditors

*31.1........            Section 302 Certifications

*32.1........            Section 906 Certifications

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

Date: June 24, 2008                                    SOFTLOCK.COM, INC.

                                                       By:  /s/ Richard Schaefer

                                                            -----------------------

                                                            Richard Schaefer

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

                SIGNATURES                               TITLE                      DATE

                ----------                               -----                      ----

            /s/ Richard Schaefer

   --------------------------------------      Chief Executive Officer       June 24, 2008

              Richard Schaefer

 FINANCIAL STATEMENTS

As required under Item 7. Financial Statements, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows:

Consolidated Statements of Changes in Stockholders'                      F-5 to F-6

  Equity.

Consolidated Statements of Cash Flows.......................             F-7 to F-8

Notes to Consolidated Financial Statements..................            F-9 to F-22

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

SoftLock.com, Inc.

Maynard, Massachusetts

We have audited the accompanying consolidated balance sheets of SoftLock.com, Inc. and subsidiary (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SoftLock.com, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts

March 2, 2001

Softlock.COM, INC.

A Development Stage Company

Table of Contents

March 31, 2002

FINANCIAL STATEMENTS

NOTES TO INTERIM FINANCIAL STATEMENTS.............................F-5-7

Softlock.COM, INC.

A Development Stage Company

Balance Sheet

March 31, 2002

ASSETS

  Current assets

    Cash and cash equivalents

$     0

Total assets

$     0

LIABILITIES AND STOCKHOLDER’S EQUITY

  Commitments and Contingencies

  Redeemable Preferred Stock:

    Series E Convertible Redeemable Preferred Stock

    $1,100,000 redemption value net of

    $163,000 of offering costs, authorized

    2,000 shares; issued and outstanding 1,100 shares

$   937

Total liabilities

Stockholder’s equity

  Preferred stock, no par value, authorized 1,000,000 shares

  Series D Convertible Preferred Stock, $1,000 stated par

    value per share, authorized 5,000 shares, issued and

    outstanding 2,496 shares

  2,496

  Series F Convertible Preferred Stock, $1,000 stated par

    value per share, authorized 2,000 shares, issued and

    outstanding 945 shares

  Series G Convertible Preferred Stock, $1,000 stated par

    value per share, authorized 500 shares, issued and

    outstanding 400 shares

    400

  Common Stock, no par value, authorized 25,000,000 shares,

    issued and outstanding 11,591,215 shares

 11,025

  Additional paid-in capital

  2,839

  (Deficit) accumulated during the development stage

(18,642)

Total stockholder’s equity

   (937)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY

$     0

See notes to unaudited interim financial statements.

Softlock.COM, INC.

A Development Stage Company

Statements of Operations

For the Year     For the Year

    Ended            Ended

March 31, 2002   March 31, 2001

Revenues

   $       -

       $       -

General and administrative

  expenses

           -

               -

Interest

           -

               -

Net (loss)

   $       -

       $       -

Basic and diluted (loss) per

  share

   $   (0.00)

       $   (0.00)

Weighed average number of

  common shares outstanding

   11,591,215

      11,591,215

See notes to financial statements.

Softlock.COM, INC.

A Development Stage Company

Statement of Changes in Stockholder’s Equity

For the Ended March 31, 2002

 (Deficit)

Accumulated

Additional

 During the

 Preferred Stock

     Common Stock

 Paid-In

 Development

Stockholder’s

Shares

Amount

  Shares

Amount

 Capital

    Stage

   Equity

Balance March 31,

  2000

3,841

$3,841

11,591,215    $11,025

  $2,839

   $(18,642)

      $(937)

    Issuance of

      Preferred Stock

  -

  -

     -

   -

    -

        -

      -

      Common Stock

  -

  -

     -

   -

    -

        -

          -

    Capital contributions

      from stockholder

  -

  -

     -

   -

    -

        -

          -

Net (loss)

  -

  -

     -

   -

    -

        -

          -

Balance March 31

  2001

3,841

$3,841

11,591,215    $11,025

  $2,839

   $(18,642)

      $(937)

    Issuance of

      Preferred Stock

  -

  -

     -

   -

    -

        -

      -

      Common Stock

  -

  -

     -

   -

    -

        -

          -

    Capital contributions

      from stockholder

  -

  -

     -

   -

    -

        -

          -

Net (loss)

  -

  -

     -

   -

    -

        -

          -

Balance March 31,

  2002

3,841

$3,841

11,591,215    $11,025

  $2,839

   $(18,642)

      $(937)

See notes to financial statements.

Softlock.COM, INC.

A Development Stage Company

Statements of Cash Flows

For the Year      For the Year

   Ended             Ended

March 31, 2002      March 31, 2001

Cash flows from operating

  activities:

    Net (loss)

       $ -

             $ -

    Net cash provided by operating

      activities

         -

               -

Cash flows from investing

  activities

    Net cash provided by investing

      activities

         -

               -

Cash flows from financing

  activities:

    Net cash provided by financing

      activities

         -

               -

Net increase in cash and

  cash equivalents

         -

               -

Cash and cash equivalents –

  beginning

         -

               -

Cash and cash equivalents –

  ending

  $      0

       $       0

See notes to financial statements.

Softlock.COM, INC.

A Development Stage Company

Notes to Financial Statements

March 31, 2002

1 -   ORGANIZATION AND BUSINESS

      Softlock.COM, Inc., a development stage company (the "Company"), was incorporated in the State of Delaware on December 1, 1989.  All activities of the Company to date relate to its organization, initial funding and share issuance.  The Company is looking to acquire an existing company or acquire the technology to begin operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  The Company has had no revenue and has incurred accumulated net losses through March 31, 2002 of $18,642.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  In addition, the Company’s development activities since inception have been financially sustained through stockholder loans and contributions.  The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, receive additional loans from its shareholders and, ultimately, the achievement of significant operating revenues.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a.

Use of Estimates - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

      b.

Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  There are no cash equivalents at the balance sheet date.

      c.

Income Taxes – The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

SoftLock.COM, INC.

A Development Stage Company

Notes to Financial Statements

March 31, 2002

      d.

Loss Per Common Share - Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period.  The Company does not have any potentially dilutive instruments.

      e.

Fair Value of Financial Instruments - The carrying value of current assets and liabilities approximates fair value due to the short period of time to maturity.

3 -   CAPITAL STOCK

      The preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

      Holders of shares of common stock shall be entitled to cast one vote for each share held at all stockholders' meetings for all purposes, including the election of directors.  The common stock does not have cumulative voting rights.

      No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

Softlock.COM, INC.

A Development Stage Company

Notes to Financial Statements

March 31, 2002

4 -

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations ("SFAS 141), which is required to be adopted for business combinations initiated after June 30, 2001. SFAS 141 prohibits the use of the pooling of interest method of accounting.

Management believes that the adoption of SFAS No. 141 has had no impact on the Company for the year ended February 28, 2002.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142), which is required to be adopted for fiscal years beginning after December 15, 2001. The Company plans to adopt SFAS 142 during the first quarter of its 2002 fiscal year. SFAS 142 establishes accounting rules for recording goodwill and other intangible assets. It prohibits the amortization of goodwill and intangible assets that have an indefinite useful life. Such assets are required to be tested for impairment on an annual basis. Company plans to follow the requirements of SFAS 142 to account for any merger that it may enter into.

Management believes that the adoption of SFAS No. 142 has had no impact on the Company for the year ended March 31, 2002.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which is required to be adopted for fiscal years beginning after December 15, 2001. SFAS 144 establishes accounting rules for recognition and measurement of impairment losses of certain long- lived assets.

Management believes that the adoption of SFAS No. 144 has had no impact on the Company for the year ended March 31, 2002.