Form 10QSB
period 2002-09-30
SOFTLOCK COM INC
filed 2008-06-25
CIK 870227

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:    September 30, 2002

Commission file number: 1-13611

SOFTLOCK.COM, INC.

(Exact Name Of Small Business Issuer As Specified In Its Charter)

DELAWARE	84-1130229
(State of Incorporation)	(IRS Employer Identification No.)

Five Clock Tower Place, Suite 440

Maynard, Massachusetts 01754

(Address of principal executive offices)

(973) 467-9300

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

As of September 30, 2002, 11,064,227 shares of common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  ☐    No  ☒

SOFTLOCK.COM, INC.

Softlock.COM, INC.

A Development Stage Company

Balance Sheet

September 30, 2002

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

Softlock.COM, INC.

A Development Stage Company

Statements of Operations

	For the Year Ended September 30, 2002	For the Year Ended September 30, 2001

Revenues	$--	$--
General and administrative expense	--	--
Interest	--	--
Net (loss)	$--	$--

Basic and diluted (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	11,591,215	11,591,215

See notes to unaudited interim financial statements.

Softlock.COM, INC.

A Development Stage Company

Statement of Changes in Stockholder’s Equity

For the Ended September 30, 2002

(Deficit) Accumulated During the Development Stage

Additional Paid-in Capital
	Preferred Stock		Common Stock				Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance September 30, 2000	3,841	$3,841	11,591,215	$11,025	$2,839	$(18,642)	$(937)

Issuance of
Preferred Stock	--	--	--	--	--	--	--
Common Stock	--	--	--	--	--	--	--
Capital contributions from stockholder	--	--	--	--	--	--	--

Net (loss)	--	--	--	--	--	--	--

Balance September 30, 2001	3,841	$3,841	11,591,215	$11,025	$2,839	$(18,642)	$(937)

Issuance of
Preferred Stock	--	--	--	--	--	--	--
Common Stock	--	--	--	--	--	--	--
Capital contributions from stockholder	--	--	--	--	--	--	--

Net (loss)	--	--	--	--	--	--	--

Balance September 30, 2002	3,841	$3,841	11,591,215	$11,025	$2,839	$(18,642)	$(937)

See notes to unaudited interim financial statements.

Softlock.COM, INC.

A Development Stage Company

Statements of Cash Flows

	For the Year Ended September 30, 2002	For the Year Ended September 30, 2001
Cash flows from operating activities:
Net (loss)	$--	$--
Net cash provided by operating activities	--	--

Cash flows from investing activities:
Net cash provided by investing activities	--	--

Cash flows from financing activities:
Net cash provided by financing activities	--	--

Net increase in cash and cash equivalents	--	--
Cash and cash equivalents - beginning	--	--
Cash and cash equivalents - ending	$0	$0

See notes to unaudited interim financial statements.

Softlock.COM, INC.

A Development Stage Company

Notes to Financial Statements

September 30, 2002

1 -

ORGANIZATION AND BUSINESS

Softlock.COM, Inc., a development stage company (the "Company"), was incorporated in the State of Delaware on December 1, 1989.  All activities of the Company to date relate to its organization, initial funding and share issuance.  The Company is looking to acquire an existing company or acquire the technology to begin operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  The Company has had no revenue and has incurred accumulated net losses through September 30, 2002 of $18,642.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  In addition, the Company’s development activities since inception have been financially sustained through stockholder loans and contributions.  The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, receive additional loans from its shareholders and, ultimately, the achievement of significant operating revenues.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

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

September 30, 2002

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

Management believes that the adoption of SFAS No. 142 has had no impact on the Company for the year ended September 30, 2002.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which is required to be adopted for fiscal years beginning after December 15, 2001. SFAS 144 establishes accounting rules for recognition and measurement of impairment losses of certain long- lived assets.

Management believes that the adoption of SFAS No. 144 has had no impact on the Company for the year ended September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements (as this term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that is based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company, including, but not limited to, statements related to the Company's future cash and financing requirements. Forward-looking statements involve known and unknown risks and uncertainties which may cause the actual results in future periods to differ materially from what is anticipated. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in this section and elsewhere in this Report and the risks discussed under the heading "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000. The Company does not assume responsibility for the accuracy and completeness of these forward-looking statements and undertakes no obligation to update forward-looking statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes included herein and our annual report on Form 10-KSB for the year ended September 30, 2000.

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

The Company has incurred recurring net losses from operations since its inception and has recorded limited revenues. The Company incurred a net loss of $6,425,012 and $15,373,788 for the nine months ended September 30, 2001 and the fiscal year ended September 30, 2000, respectively, and its accumulated deficit is $30,520,444 at September 30, 2001.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Total revenues for the three months ended September 30, 2002 were $0, as compared to $0 earned during the three months ended September 30, 2001. The decrease is a result of the ceasing of operations.

Cost of sales decreased to $0 for the three months ended September 30, 2002 as compared to $0 for the three months ended September 30, 2002. The decrease is a result of ceasing of operations.

Operating expenses totaled $0 for the three months ended September 30, 2002 as compared with $658,446 for the same period in 2001. The decrease is due to the ceasing of operations.

Research and development costs decreased to $0 for the three months ended September 30,2002 versus $0 for the same period in 2002. The decrease is due to the ceasing of operations.

Selling and marketing costs decreased to $0 in the third quarter of 2002 as compared to $0 in the third quarter of 2001. The decrease is due to the ceasing of operations.

The expenses include the transition costs of winding down the operations, including legal, insurance and consulting fees. Amortization expenses for website and product development remained constant.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations totaled $6,527,638 for the nine months ended September 30, 2001 as compared with $0 for the same period in 2002. The decrease in cash used was due to ceasing of operations. At September 30,2001 working capital was at a deficit.

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