Form 10KSB
period 2003-03-31
SOFTLOCK COM INC
filed 2008-06-25
CIK 870227

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

------------------------

FORM 10-KSB

/X/     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: March 31, 2003

/ /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 33-37751-D

------------------------

SOFTLOCK.COM, INC.

(Name of small business issuer in its charter)

DELAWARE	84-1130229
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

TABLE OF CONTENTS

PART I

Item 1.   Description of Business

      1

          Background

      1

          Business of the Company

      1

          Patents, Intellectual Property and Licensing

      4

          Competition

      5

          Employees

      6

          Customers

      6

          Government Regulation

      7

          Research and Development Expenditures

      7

          Recent Developments

      7

          Risk Factors

      8

          Special Note Regarding Forward Looking Statements

     16

Item 2.   Description of Property

     16

Item 3.   Legal Proceedings

     17

Item 4.   Submission of Matters to a Vote of Security Holders

     17

PART II

Item 5.   Market Price of the Registrant's Common Stock and Related Security Holder Matters

     18

          Market Information

     18

          Holders

     18

          Dividends

     18

          Recent Sales of Unregistered Securities

     19

Item 6.   Management's Discussion and Analysis of Financial Condition and Results of Operations

     21

          Background

     21

          Corporate Structure

     22

          Results of Operations

     22

          Liquidity and Capital Resources

     25

Item 7.   Financial Statements

     26

Item 8.   Changes in and Disagreements with Auditors on Accounting and Financial Disclosure

     26

PART III

Item 9.   Directors and Executive Officers, Promoters and Control Persons; Compliance With Section 16(a)

of the Exchange Act

    28

Item 10.  Executive Compensation

     28

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     28

Item 12.  Certain Relationships and Related Transactions

     28

Item 13.  Exhibits, Financial Statements and Reports on Form 8-K

     28

Signatures

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

  -------------------------------------

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

Net loss increased to $15,373,788 for the year ended December 31, 2000, as compared to $6,598,955 for the year ended December 31, 1999. The increase resulted primarily from the increase in operating expenses. Net loss attributable to common shareholders was $25,241,141 in 2000. This included beneficial conversion and accretion on preferred stock of $9,867,353. Net loss attributable to common shareholders was $9,809,559 in 1999, which included beneficial conversion on preferred stock on $3,210,604. The company anticipates that it will incur significant operating losses through 2001 and 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of the Company's cash flows:

2000                1998               1999

----------------     --------------     ------------

Operating...............................................

  $(11,751,078)   $(3,867,494)   $(510,847)

Investing...............................................

  $     (703,790)        (844,002)         (3,607)

Financing...............................................

  $ 16,061,187     $ 8,246,064    $  555,732

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

                      SIGNATURES                                                           TITLE                                                          DATE

                 /s/ Richard Schaefer                                            Chief Executive Officer                                     June 25, 2008

                   Richard Schaefer

FINANCIAL STATEMENTS

As required under Item 7. Financial Statements, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows:

CONTENTS

Independent Auditors' Report

F-2

Consolidated Balance Sheets

F-3

Consolidated Statements of Operations

F-4

Consolidated Statements of Changes in Stockholders' Equity

F-5 to F-6

Consolidated Statements of Cash Flows

F-7 to F-8

Notes to Consolidated Financial Statements

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

Boston, Massachusetts

March 2, 2001

Softlock.COM, INC.

A Development Stage Company

Table of Contents

March 31, 2003

FINANCIAL STATEMENTS

    Balance Sheet

F-1

    Statements of Operations

F-2

    Statement of Changes in Stockholder's Deficiency

F-3

    Statements of Cash Flows

F-4

NOTES TO INTERIM FINANCIAL STATEMENTS

 F-5-7

Softlock.COM, INC.

A Development Stage Company

Balance Sheet

March 31, 2003

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

Softlock.COM, INC.

A Development Stage Company

Statements of Operations

	For the Year Ended March 31, 2003	For the Year Ended March 31, 2002

Revenues	$--	$--
General and administrative expense	--	--
Interest	--	--
Net (loss)	$--	$--

Basic and diluted (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	11,591,215	11,591,215

See notes to financial statements.

Softlock.COM, INC.

A Development Stage Company

Statement of Changes in Stockholder’s Equity

For the Ended March 31, 2003

(Deficit) Accumulated During the Development Stage

Additional Paid-in Capital
	Preferred Stock		Common Stock				Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance March 31, 2001	3,841	$3,841	11,591,215	$11,025	$2,839	$(18,642)	$(937)

Issuance of
Preferred Stock	--	--	--	--	--	--	--
Common Stock	--	--	--	--	--	--	--
Capital contributions from stockholder	--	--	--	--	--	--	--

Net (loss)	--	--	--	--	--	--	--

Balance March 31, 2002	3,841	$3,841	11,591,215	$11,025	$2,839	$(18,642)	$(937)

Issuance of
Preferred Stock	--	--	--	--	--	--	--
Common Stock	--	--	--	--	--	--	--
Capital contributions from stockholder	--	--	--	--	--	--	--

Net (loss)	--	--	--	--	--	--	--

Balance March 31, 2003	3,841	$3,841	11,591,215	$11,025	$2,839	$(18,642)	$(937)

See notes to financial statements.

Softlock.COM, INC.

A Development Stage Company

Statements of Cash Flows

	For the Year Ended March 31, 2003	For the Year Ended March 31, 2002
Cash flows from operating activities:
Net (loss)	$--	$--
Net cash provided by operating activities	--	--

Cash flows from investing activities:
Net cash provided by investing activities	--	--

Cash flows from financing activities:
Net cash provided by financing activities	--	--

Net increase in cash and cash equivalents	--	--
Cash and cash equivalents - beginning	--	--
Cash and cash equivalents - ending	$0	$0

See notes to financial statements.

Softlock.COM, INC.

A Development Stage Company

Notes to Financial Statements

March 31, 2003

1 -

ORGANIZATION AND BUSINESS

Softlock.COM, Inc., a development stage company (the "Company"), was incorporated in the State of Delaware on December 1, 1989.  All activities of the Company to date relate to its organization, initial funding and share issuance.  The Company is looking to acquire an existing company or acquire the technology to begin operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  The Company has had no revenue and has incurred accumulated net losses through March 31, 2003 of $18,642.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  In addition, the Company’s development activities since inception have been financially sustained through stockholder loans and contributions.  The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, receive additional loans from its shareholders and, ultimately, the achievement of significant operating revenues.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

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

March 31, 2003

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

Softlock.COM, INC.

A Development Stage Company

Notes to Financial Statements

March 31, 2003

4 -

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities (SFAS 146), which is required to be adopted for such activities initiated after December 31, 2002. SFAS 146 establishes accounting rules for recognizing certain costs associated with exit or restructuring activities that are not associated with new business combinations or disposal activities covered by FASB Statement No. 144.

Management believes that the adoption of SFAS No. 146 will have no impact on the Company for the year ended March 31, 2003.

F-7