Form 10KSB
period 2004-03-31
SOFTLOCK COM INC
filed 2008-06-26
CIK 870227

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

------------------------

FORM 10-KSB

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: March 31, 2004

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

(Zip Code)

Issuer's telephone number: (516) 318-0583

Securities to be registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act: Common Stock, $.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Part III incorporates certain information by reference from the definitive proxy statement for the Registrant's Annual Meeting to be held on May 17, 2001.

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

Digital content marketing uses technology to bring the content to the point of demand rather then requiring the user to find us through the use of a portal strategy. The Company compiles information based upon consumers' purchasing patterns and uses that information to determine the best channels to market particular content. Potential consumers are served content targeted to their personal and work interests, based on information that they provide during asearch, based on the web site they are visiting or based upon information provided at the time of purchase.

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

The Company's business model is based on an analysis of consumer behavior with respect to digital products and the development of an alternative channel for the sale of digital content and a new transaction processing infrastructure. The market for the purchase of products and services over the Internet, especially the purchase of information content, is a new and emerging market. The Company's future revenues, profits and, in part, its business model, depend on the willingness of consumers to conduct online commerce and the demands of companies for securely distributing proprietary content on the Internet. Rapid growth in the use of and interest in the Internet and other online services is a recent phenomenon. This growth may not continue. A sufficiently broad base of consumers may not adopt, or continue to use, the Internet as a medium of commerce. Demand for and market acceptance.of recently introduced products and services over the Internet are subject to a high level of uncertainty. There are few proven products and services.

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

RESULTS OF OPERATIONS

The following table sets forth various items as a percentage of revenues for the years ended December 31, 2000, 1999 and 1998.

	Year Ended
	2000	1999	1998
Statement of operations data
Net revenue	100%	100%	100%
Cost of revenue	51%	26%	21%
Gross profit	49%	74%	79%

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

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of the Company's cash flows:

	2000	1998	1999
Operating	$(11,751,078)	$(3,867,494)	$(510,847)
Investing	$(703,790)	$(844,002)	$(3,607)
Financing	$16,061,187	$8,246,064	$555,732

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

Comiskey's reports on the consolidated financial statements of the Company as of and for the two fiscal year periods ended December 31, 1998 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified ormodified as to uncertainty, audit scope or accounting principles.

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financialstatements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

March 31, 2004

FINANCIAL STATEMENTS

    Balance Sheet

  F-1

    Statements of Operations

  F-2

    Statement of Changes in Stockholder's Deficiency

  F-3

    Statements of Cash Flows

  F-4

NOTES TO INTERIM FINANCIAL STATEMENTS

F-5-7

Softlock.COM, INC.

A Development Stage Company

Balance Sheet

March 31, 2004

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

Softlock.COM, INC.

A Development Stage Company

Statements of Operations

	For the Year Ended March 31, 2004	For the Year Ended March 31, 2003

Revenues	$--	$--
General and administrative expense	--	--
Interest	--	--
Net (loss)	$--	$--

Basic and diluted (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	11,591,215	11,591,215

See notes to financial statements.

Softlock.COM, INC.

A Development Stage Company

Statement of Changes in Stockholder’s Equity

For the Ended March 31, 2004

(Deficit) Accumulated During the Development Stage

Additional Paid-in Capital
	Preferred Stock		Common Stock				Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance March 31, 2002	3,841	$3,841	11,591,215	$11,025	$2,839	$(18,642)	$(937)

Issuance of
Preferred Stock	--	--	--	--	--	--	--
Common Stock	--	--	--	--	--	--	--
Capital contributions from stockholder	--	--	--	--	--	--	--

Net (loss)	--	--	--	--	--	--	--

Balance March 31, 2003	3,841	$3,841	11,591,215	$11,025	$2,839	$(18,642)	$(937)

Issuance of
Preferred Stock	--	--	--	--	--	--	--
Common Stock	--	--	--	--	--	--	--
Capital contributions from stockholder	--	--	--	--	--	--	--

Net (loss)	--	--	--	--	--	--	--

Balance March 31, 2004	3,841	$3,841	11,591,215	$11,025	$2,839	$(18,642)	$(937)

See notes to financial statements.

Softlock.COM, INC.

A Development Stage Company

Statements of Cash Flows

	For the Year Ended March 31, 2004	For the Year Ended March 31, 2003
Cash flows from operating activities:
Net (loss)	$--	$--
Net cash provided by operating activities	--	--

Cash flows from investing activities:
Net cash provided by investing activities	--	--

Cash flows from financing activities:
Net cash provided by financing activities	--	--

Net increase in cash and cash equivalents	--	--
Cash and cash equivalents - beginning	--	--
Cash and cash equivalents - ending	$0	$0

See notes to financial statements.

Softlock.COM, INC.

A Development Stage Company

Notes to Financial Statements

March 31, 2004

1 -

ORGANIZATION AND BUSINESS

Softlock.COM, Inc., a development stage company (the "Company"), was incorporated in the State of Delaware on December 1, 1989.  All activities of the Company to date relate to its organization, initial funding and share issuance.  The Company is looking to acquire an existing company or acquire the technology to begin operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  The Company has had no revenue and has incurred accumulated net losses through March 31, 2004 of $18,642.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  In addition, the Company’s development activities since inception have been financially sustained through stockholder loans and contributions.  The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, receive additional loans from its shareholders and, ultimately, the achievement of significant operating revenues.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

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

March 31, 2004

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

Softlock.COM, INC.

A Development Stage Company

Notes to Financial Statements

March 31, 2004

4 -

RECENT ACCOUNTING PRONOUNCEMENTS

During the year ended March 31, 2004, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

SFAS No. 143, Accounting for Asset Retirement Obligations;

SFAS No.145, Recision of FASB Statements 4, 44, and 64, amendment of Statement 13, and Technical Corrections;

SFAS No. 146, Accounting for Exit or Disposal Activities;

SFAS No. 147, Acquisitions of Certain Financial Institutions; and

SFAS No. 148, Accounting for Stock Based Compensation.

SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities;

SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In addition, during the year ended March 31, 2004, FASB Interpretations No. 45 and No. 46, along with various Emerging Issues Task Force Consensuses (EITF) were issued and adopted by the Company and had no impact on its financial statements.

F-7