Form 10QSB
period 2004-06-30
SOFTLOCK COM INC
filed 2008-06-26
CIK 870227

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:    June 30, 2004

Commission file number: 1-13611

SOFTLOCK.COM, INC.

(Exact Name Of Small Business Issuer As Specified In Its Charter)

DELAWARE	84-1130229
(State of Incorporation)	(IRS Employer Identification No.)

Five Clock Tower Place, Suite 440

Maynard, Massachusetts 01754

(Address of principal executive offices)

(516) 318-0583

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

As of June 30, 2004, 11,064,227 shares of common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  ☐    No  ☒

SOFTLOCK.COM, INC.

Softlock.COM, INC.

A Development Stage Company

Balance Sheet

June 30, 2004

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

Softlock.COM, INC.

A Development Stage Company

Statements of Operations

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003

Revenues	$--	$--
General and administrative expense	--	--
Interest	--	--
Net (loss)	$--	$--

Basic and diluted (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	11,591,215	11,591,215

See notes to unaudited interim financial statements.

Softlock.COM, INC.

A Development Stage Company

Statement of Changes in Stockholder’s Equity

For the Ended June 30, 2004

(Deficit) Accumulated During the Development Stage

Additional Paid-in Capital
	Preferred Stock		Common Stock				Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance June 30, 2002	3,841	$3,841	11,591,215	$11,025	$2,839	$(18,642)	$(937)

Issuance of
Preferred Stock	--	--	--	--	--	--	--
Common Stock	--	--	--	--	--	--	--
Capital contributions from stockholder	--	--	--	--	--	--	--

Net (loss)	--	--	--	--	--	--	--

Balance June 30, 2003	3,841	$3,841	11,591,215	$11,025	$2,839	$(18,642)	$(937)

Issuance of
Preferred Stock	--	--	--	--	--	--	--
Common Stock	--	--	--	--	--	--	--
Capital contributions from stockholder	--	--	--	--	--	--	--

Net (loss)	--	--	--	--	--	--	--

Balance June 30, 2004	3,841	$3,841	11,591,215	$11,025	$2,839	$(18,642)	$(937)

See notes to unaudited interim financial statements.

Softlock.COM, INC.

A Development Stage Company

Statements of Cash Flows

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003
Cash flows from operating activities:
Net (loss)	$--	$--
Net cash provided by operating activities	--	--

Cash flows from investing activities:
Net cash provided by investing activities	--	--

Cash flows from financing activities:
Net cash provided by financing activities	--	--

Net increase in cash and cash equivalents	--	--
Cash and cash equivalents - beginning	--	--
Cash and cash equivalents - ending	$0	$0

See notes to unaudited interim financial statements.

Softlock.COM, INC.

A Development Stage Company

Notes to Financial Statements

June 30, 2004

1 -

ORGANIZATION AND BUSINESS

Softlock.COM, Inc., a development stage company (the "Company"), was incorporated in the State of Delaware on December 1, 1989.  All activities of the Company to date relate to its organization, initial funding and share issuance.  The Company is looking to acquire an existing company or acquire the technology to begin operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  The Company has had no revenue and has incurred accumulated net losses through June 30, 2004 of $18,642.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  In addition, the Company’s development activities since inception have been financially sustained through stockholder loans and contributions.  The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, receive additional loans from its shareholders and, ultimately, the achievement of significant operating revenues.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

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

June 30, 2004

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

4 -

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2003, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations ("SFAS 141), which is required to be adopted for business combinations initiated after June 30, 2003. SFAS 141 prohibits the use of the pooling of interest method of accounting.

Management believes that the adoption of SFAS No. 141 has had no impact on the Company for the year ended February 28, 2004.

In June 2003, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142), which is required to be adopted for fiscal years beginning after December 15, 2003. The Company plans to adopt SFAS 142 during the first quarter of its 2004 fiscal year. SFAS 142 establishes accounting rules for recording goodwill and other intangible assets. It prohibits the amortization of goodwill and intangible assets that have an indefinite useful life. Such assets are required to be tested for impairment on an annual basis. Company plans to follow the requirements of SFAS 142 to account for any merger that it may enter into.

Management believes that the adoption of SFAS No. 142 has had no impact on the Company for the year ended June 30, 2004.

In August 2003, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which is required to be adopted for fiscal years beginning after December 15, 2003. SFAS 144 establishes accounting rules for recognition and measurement of impairment losses of certain long- lived assets.

Management believes that the adoption of SFAS No. 144 has had no impact on the Company for the year ended June 30, 2004.

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

RECENT DEVELOPMENTS

On October 11, 2003, the Company announced that it was offering its intellectual property, including its patent portfolio, for sale.  The offer was made in accordance with the terms of the order entered by the Superior Court of Massachusetts, Middlesex County, Cambridge Division (Civil Action No. 2003-2709) which authorized the Company to seek a buyer for these assets and to present the offers to the Court for approval of sale, free and clear of all encumbrances, upon notice to creditors, stockholders and a court determination that the proposed sale is fair and reasonable.  The Superior Court also entered an order authorizing the Company to revise the terms of compensation of its President, Dr. Jonathan Schull.  Under the terms of the order, Dr. Schull's compensation will be reduced from $175,000 to $125,000, annually, and he will be entitled to receive a percentage of the net proceeds derived from the sale of the patent portfolio.  The revision to the employment agreement with Dr. Schull requires the approval of the Company's preferred stockholders. For further discussion of this civil action, see "Legal Proceedings."

BACKGROUND

Except as otherwise noted, all references to the "Company" include SoftLock.com, Inc. doing business as Digital Goods and its subsidiary, SoftLock Services.

The Company has incurred recurring net losses from operations since its inception and has recorded limited revenues. The Company incurred a net loss of $6,425,012 and $15,373,788 for the nine months ended June 30, 2003 and the fiscal year ended June 30, 2000, respectively, and its accumulated deficit is $30,520,444 at June 30, 2003.

On May 1, 2003 the Company announced a significant reduction of operations to conserve cash and reduce expenditures while at the same time maintaining the integrity of its intellectual property. The Company announced the layoff of 39 employees including all vice presidents and the president and Chief Executive Officer, leaving four employees remaining with the Company.

On May 18, 2003, the Company entered into an agreement (the "Agreement") with ContentGuard, Inc. pursuant to which the Company provided ContentGuard with access to content provider data and agreed to promote the orderly transition of content providers to ContentGuard.  The Company received a cash fee of $50,000 when the Agreement was signed.  In addition, for each closing by ContentGuard of a contract with a Company content provider, plus delivery of certain data, and, for each closing by the Company of a ContentGuard contract in substantially the same form as the Company contract with an existing Company content provider, plus delivery of certain data, the Company will receive additional fees.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Total revenues for the three months ended June 30, 2004 were $0, as compared to $0 earned during the three months ended June 30, 2003. The decrease is a result of the ceasing of operations.

Cost of sales decreased to $0 for the three months ended September 30, 2004 as compared to $0 for the three months ended June 30, 2004. The decrease is a result of ceasing of operations.

Operating expenses totaled $0 for the three months ended June 30, 2004 as compared with $658,446 for the same period in 2003. The decrease is due to the ceasing of operations.

Research and development costs decreased to $0 for the three months ended June 30,2004 versus $0 for the same period in 2004. The decrease is due to the ceasing of operations.

Selling and marketing costs decreased to $0 in the third quarter of 2004 as compared to $0 in the third quarter of 2003. The decrease is due to the ceasing of operations.

The expenses include the transition costs of winding down the operations, including legal, insurance and consulting fees. Amortization expenses for website and product development remained constant.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations totaled $6,527,638 for the nine months ended June 30, 2003 as compared with $0 for the same period in 2004. The decrease in cash used was due to ceasing of operations. At September 30,2003 working capital was at a deficit.

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

On June 26, 2003, litigation was commenced in the Superior Court of Massachusetts, Middlesex County, Cambridge Division (the "Court") against the Company's subsidiary SoftLock Services, Inc. ("SoftLock").  The claim was brought by SoftLock's landlord, Wellesley/Rosewood Maynard Mills Ltd. Partnership, seeking to recover past due rental payments. On August 3, 2003, the Court issued an Order regarding the sale of SoftLock's assets in which SoftLock is restrained from selling or transferring in any manner, other than in the ordinary course of business, any and all of its assets without prior Order of the Court and it was further ordered that SoftLock shall locate a purchaser and negotiate the terms of any proposed sale. It was further ordered that prior to the proposed sale SoftLock shall file a Motion to Approve a sale, setting forth certain information, documentation, statement of marketing efforts and opinion of value. Upon the Court's satisfaction of certain conditions being met, a hearing will be held to approve the sale.

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

SOFTLOCK.COM, INC.

Date: June 26, 2008	By:	/s/ Richard Schaefer
Richard Schaefer President, Chief Executive Officer (And Principal Financial Officer)