Form 10KSB
period 2005-03-31
SOFTLOCK COM INC
filed 2008-06-26
CIK 870227

  U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

------------------------

FORM 10-KSB

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: March 31, 2005

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

                      SIGNATURES                                                           TITLE                                                          DATE

                 /s/ Richard Schaefer                                            Chief Executive Officer                                     June 26, 2008

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

March 31, 2005

FINANCIAL STATEMENTS

    Balance Sheet

  F-1

    Statements of Operations

  F-2

    Statement of Changes in Stockholder's Deficiency

  F-3

    Statements of Cash Flows

  F-4

NOTES TO INTERIM FINANCIAL STATEMENTS

F-5-7

Softlock.COM, INC.

A Development Stage Company

Balance Sheet

March 31, 2005

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

Softlock.COM, INC.

A Development Stage Company

Statements of Operations

	For the Year Ended March 31, 2005	For the Year Ended March 31, 2004

Revenues	$--	$--
General and administrative expense	--	--
Interest	--	--
Net (loss)	$--	$--

Basic and diluted (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	11,591,215	11,591,215

See notes to financial statements.

Softlock.COM, INC.

A Development Stage Company

Statement of Changes in Stockholder’s Equity

For the Ended March 31, 2005

(Deficit) Accumulated During the Development Stage

Additional Paid-in Capital
	Preferred Stock		Common Stock				Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance March 31, 2003	3,841	$3,841	11,591,215	$11,025	$2,839	$(18,642)	$(937)

Issuance of
Preferred Stock	--	--	--	--	--	--	--
Common Stock	--	--	--	--	--	--	--
Capital contributions from stockholder	--	--	--	--	--	--	--

Net (loss)	--	--	--	--	--	--	--

Balance March 31, 2004	3,841	$3,841	11,591,215	$11,025	$2,839	$(18,642)	$(937)

Issuance of
Preferred Stock	--	--	--	--	--	--	--
Common Stock	--	--	--	--	--	--	--
Capital contributions from stockholder	--	--	--	--	--	--	--

Net (loss)	--	--	--	--	--	--	--

Balance March 31, 2005	3,841	$3,841	11,591,215	$11,025	$2,839	$(18,642)	$(937)

See notes to financial statements.

Softlock.COM, INC.

A Development Stage Company

Statements of Cash Flows

	For the Year Ended March 31, 2005	For the Year Ended March 31, 2004
Cash flows from operating activities:
Net (loss)	$--	$--
Net cash provided by operating activities	--	--

Cash flows from investing activities:
Net cash provided by investing activities	--	--

Cash flows from financing activities:
Net cash provided by financing activities	--	--

Net increase in cash and cash equivalents	--	--
Cash and cash equivalents - beginning	--	--
Cash and cash equivalents - ending	$0	$0

See notes to financial statements.

Softlock.COM, INC.

A Development Stage Company

Notes to Financial Statements

March 31, 2005

1 -

ORGANIZATION AND BUSINESS

Softlock.COM, Inc., a development stage company (the "Company"), was incorporated in the State of Delaware on December 1, 1989.  All activities of the Company to date relate to its organization, initial funding and share issuance.  The Company is looking to acquire an existing company or acquire the technology to begin operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  The Company has had no revenue and has incurred accumulated net losses through March 31, 2005 of $18,642.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  In addition, the Company’s development activities since inception have been financially sustained through stockholder loans and contributions.  The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, receive additional loans from its shareholders and, ultimately, the achievement of significant operating revenues.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

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

March 31, 2005

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

Softlock.COM, INC.

A Development Stage Company

Notes to Financial Statements

March 31, 2005

4 -

RECENT ACCOUNTING PRONOUNCEMENTS

During the year ended March 31, 2005, the Company adopted the following accounting pronouncements, which had no impact on the financial statements or results of operations:

SFAS No. 143, Accounting for Asset Retirement Obligations;

SFAS No.145, Rescission of FASB Statements 4, 44, and 64, amendment of Statement 13, and Technical Corrections;

SFAS No. 146, Accounting for Exit or Disposal Activities;

SFAS No. 147, Acquisitions of Certain Financial Institutions; and

SFAS No. 148, Accounting for Stock Based Compensation.

SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities;

SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In addition, during the year ended March 31, 2005, FASB Interpretations No. 45 and No. 46, along with various Emerging Issues Task Force Consensuses (EITF) were issued and adopted by the Company and had no impact on its financial statements.

F-7