Form 10KSB
period 2007-03-31
SOFTLOCK COM INC
filed 2008-06-26
CIK 870227

  U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

------------------------

FORM 10-KSB

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: March 31, 2007

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

In the first quarter of 2001, the Company ceased operations at its Chili Pepper location. Since its acquisition, key systems and employees at Chili Pepper were incorporated into the interactive marketing group at the Company tosupport the Company's Amplifi-TM- suite of eComerce and content marketing products. The remaining operations at the Chili Pepper Boston office, which employed seven people, was discontinued. All other assets will continue to be used in other parts of the Company's operations. Chili Pepper accounted for approximately $568,716 of the Company's net revenues in 2000.

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

DECEMBER 31, 1999 AS COMPARED TO DECEMBER 31, 1998

Total revenues for the year ended December 31, 1999 ("1999") were $83,790, a 23.4% decrease as compared to $109,402 earned during the year ended December 31, 1998 ("1998"). In 1999, revenue from password ending (the process by which documents are "unlocked" in the Company's legacy system) decreased to $50,290 from $60,240 in 1998, a 16.5% decrease. Revenues from licensing, custom tools and programming, and consulting and speaking decreased to $33,500 in 1999 from $49,162 in 1998, a 31.9% decrease. These decreases were consistent with the Company's strategy to derive future revenues primarily from commissions from the Digital Goods DRM system.

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

March 31, 2007

FINANCIAL STATEMENTS

    Balance Sheet

  F-1

    Statements of Operations

  F-2

    Statement of Changes in Stockholder's Deficiency

  F-3

    Statements of Cash Flows

  F-4

NOTES TO INTERIM FINANCIAL STATEMENTS

F-5-9

Softlock.COM, INC.

A Development Stage Company

Balance Sheet

March 31, 2007

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

Softlock.COM, INC.

A Development Stage Company

Statements of Operations

	For the Year Ended March 31, 2007	For the Year Ended March 31, 2006

Revenues	$--	$--
General and administrative expense	--	--
Interest	--	--
Net (loss)	$--	$--

Basic and diluted (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	11,591,215	11,591,215

See notes to financial statements.

Softlock.COM, INC.

A Development Stage Company

Statement of Changes in Stockholder’s Equity

For the Ended March 31, 2007

(Deficit) Accumulated During the Development Stage

Additional Paid-in Capital
	Preferred Stock		Common Stock				Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance March 31, 2005	3,841	$3,841	11,591,215	$11,025	$2,839	$(18,642)	$(937)

Issuance of
Preferred Stock	--	--	--	--	--	--	--
Common Stock	--	--	--	--	--	--	--
Capital contributions from stockholder	--	--	--	--	--	--	--

Net (loss)	--	--	--	--	--	--	--

Balance March 31, 2006	3,841	$3,841	11,591,215	$11,025	$2,839	$(18,642)	$(937)

Issuance of
Preferred Stock	--	--	--	--	--	--	--
Common Stock	--	--	--	--	--	--	--
Capital contributions from stockholder	--	--	--	--	--	--	--

Net (loss)	--	--	--	--	--	--	--

Balance March 31, 2007	3,841	$3,841	11,591,215	$11,025	$2,839	$(18,642)	$(937)

See notes to financial statements.

Softlock.COM, INC.

A Development Stage Company

Statements of Cash Flows

	For the Year Ended March 31, 2007	For the Year Ended March 31, 2006
Cash flows from operating activities:
Net (loss)	$--	$--
Net cash provided by operating activities	--	--

Cash flows from investing activities:
Net cash provided by investing activities	--	--

Cash flows from financing activities:
Net cash provided by financing activities	--	--

Net increase in cash and cash equivalents	--	--
Cash and cash equivalents - beginning	--	--
Cash and cash equivalents - ending	$0	$0

See notes to financial statements.

Softlock.COM, INC.

A Development Stage Company

Notes to Financial Statements

March 31, 2007

1 -

ORGANIZATION AND BUSINESS

Softlock.COM, Inc., a development stage company (the "Company"), was incorporated in the State of Delaware on December 1, 1989.  All activities of the Company to date relate to its organization, initial funding and share issuance.  The Company is looking to acquire an existing company or acquire the technology to begin operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  The Company has had no revenue and has incurred accumulated net losses through March 31, 2007 of $18,642.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  In addition, the Company’s development activities since inception have been financially sustained through stockholder loans and contributions.  The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, receive additional loans from its shareholders and, ultimately, the achievement of significant operating revenues.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

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

March 31, 2007

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

Softlock.COM, INC.

A Development Stage Company

Notes to Financial Statements

March 31, 2007

4 -

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements.  Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP.  Moreover, that guidance was dispersed among many accounting pronouncements that require fair value measurements.  Differences in that guidance created inconsistencies that added to the complexity in applying GAAP.  The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company does not expect the adoption of SFAS 157 to have an effect on its financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Standards No. 159 (“FAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value.  FAS 159 is effective for financial statements issued for fiscal years ending after November 15, 2007, and interim periods within those fiscal years.  The Company does not expect the adoption of FAS 159 to have an effect on its financial statements.

SoftLock.COM, INC.

A Development Stage Company

Notes to Financial Statements

March 31, 2007

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2008 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning January 1, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tubular format.  It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

F-8