Form 10KSB
period 2008-03-31
SOFTLOCK COM INC
filed 2008-06-26
CIK 870227

  U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

------------------------

FORM 10-KSB

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: March 31, 2008

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

The Company's business model is based on an analysis of consumer behavior with respect to digital products and the development of an alternative channel for the sale of digital content and a new transaction processing infrastructure. The market for the purchase of products and services over the Internet, especially the purchase of information content, is a new and emerging market. The Company's future revenues, profits and, in part, its business model, depend on the willingness of consumers to conduct online commerce and the demands of companies for securely distributing proprietary content on the Internet. Rapid growth in the use of and interest in the Internet and other online services is a recent phenomenon. This growth may not continue. A sufficiently broad base of consumers may not adopt, or continue to use, the Internet as a medium of commerce. Demand for and market acceptance. of recently introduced products and services over the Internet are subject to a high level of uncertainty. There are few proven products and services.

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

The Company, based upon its current operating plan, does not anticipate that its currently available funds will be sufficient to satisfy its anticipated needs for working capital, capital expenditures and business expansion through the end of the year. The Company has encountered recent difficulties attracting capital and is not generating positive cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company is dependent on (1) achieving sufficiently profitable operations and (2) obtaining adequate financing. Management is exploring several alternatives including the raising of additional capital from strategic and financial investors, the repositioning of the Company's productand service offerings or the merger or sale of the Company. However, we cannot assure you that the Company will be successful in accomplishing these objectives.

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

March 31, 2008

FINANCIAL STATEMENTS

    Balance Sheet

  F-1

    Statements of Operations

  F-2

    Statement of Changes in Stockholder's Deficiency

  F-3

    Statements of Cash Flows

  F-4

NOTES TO INTERIM FINANCIAL STATEMENTS

F-5-9

Softlock.COM, INC.

A Development Stage Company

Balance Sheet

March 31, 2008

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

Softlock.COM, INC.

A Development Stage Company

Statements of Operations

	For the Year Ended March 31, 2008	For the Year Ended March 31, 2007

Revenues	$--	$--
General and administrative expense	--	--
Interest	--	--
Net (loss)	$--	$--

Basic and diluted (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	11,591,215	11,591,215

See notes to financial statements.

Softlock.COM, INC.

A Development Stage Company

Statement of Changes in Stockholder’s Equity

For the Ended March 31, 2008

(Deficit) Accumulated During the Development Stage

Additional Paid-in Capital
	Preferred Stock		Common Stock				Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance March 31, 2006	3,841	$3,841	11,591,215	$11,025	$2,839	$(18,642)	$(937)

Issuance of
Preferred Stock	--	--	--	--	--	--	--
Common Stock	--	--	--	--	--	--	--
Capital contributions from stockholder	--	--	--	--	--	--	--

Net (loss)	--	--	--	--	--	--	--

Balance March 31, 2007	3,841	$3,841	11,591,215	$11,025	$2,839	$(18,642)	$(937)

Issuance of
Preferred Stock	--	--	--	--	--	--	--
Common Stock	--	--	--	--	--	--	--
Capital contributions from stockholder	--	--	--	--	--	--	--

Net (loss)	--	--	--	--	--	--	--

Balance March 31, 2008	3,841	$3,841	11,591,215	$11,025	$2,839	$(18,642)	$(937)

See notes to financial statements.

Softlock.COM, INC.

A Development Stage Company

Statements of Cash Flows

	For the Year Ended March 31, 2008	For the Year Ended March 31, 2007
Cash flows from operating activities:
Net (loss)	$--	$--
Net cash provided by operating activities	--	--

Cash flows from investing activities:
Net cash provided by investing activities	--	--

Cash flows from financing activities:
Net cash provided by financing activities	--	--

Net increase in cash and cash equivalents	--	--
Cash and cash equivalents - beginning	--	--
Cash and cash equivalents - ending	$0	$0

See notes to financial statements.

Softlock.COM, INC.

A Development Stage Company

Notes to Financial Statements

March 31, 2008

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

March 31, 2008

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

March 31, 2008

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

March 31, 2008

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